Form 10KSB
period 1999-12-31
CORRECTIONAL SYSTEMS INC
filed 2000-04-07
CIK 1010032

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                      COMMISSION FILE NUMBER _____________.

                           CORRECTIONAL SYSTEMS, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

             DELAWARE                                        33-0607766
-----------------------------------------         ------------------------------
(State or Other Jurisdiction of                    (IRS Employer
Incorporation or Organization)                      Identification No.)

6910 "A" MIRAMAR ROAD, SAN DIEGO, CA                           92121
-----------------------------------------         ------------------------------
(Address of Principal Executive Offices)                     (Zip Code)

                                 (858) 566-9816
--------------------------------------------------------------------------------
                 (Registrant's Telephone Number, Including Area Code)

         Securities registered pursuant to Section 12(b) of the Act:

      TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON WHICH
      TO BE SO REGISTERED                      EACH CLASS IS TO BE REGISTERED
      -------------------                      ------------------------------


---------------------------------           ------------------------------------

---------------------------------           ------------------------------------

         Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, $0.001 PAR VALUE PER SHARE
--------------------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

         Yes                                No    X
            ---------                         ---------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.    X
                                     ---------

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked prices of the
common stock as of February 29, 2000, was            .
                                         -------------

The number of shares of common stock outstanding as of February 29, 2000, was 3,644,400.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     Correctional Systems, Inc. and its subsidiaries, Sentencing Concepts, Inc. and Reality House, Inc. (collectively, the "Company" or "CSI"), provide management services to federal, state and local jails and community correctional facilities and offer non-imprisonment alternatives such as electronic home monitoring, counseling and educational programs, community service, offender intervention and treatment, and comprehensive drug and alcohol testing. We formed the Company in 1994 and acquired our subsidiaries in 1998.

     ACQUISITIONS

     On August 1, 1998, the Company acquired 100 percent of the common stock of RHI and the separately owned building in which RHI operates, in exchange for approximately $1,411,508 in cash. The excess cost over the fair market value of the net tangible assets acquired was allocated to goodwill in the amount of $335,176 and to other intangibles in the amount of $610,000, which represents authorization from the city that allows RHI to operate as a community corrections facility.

     On September 1, 1998, the Company acquired 100 percent of the common stock of SCI in exchange for 1,150,000 shares of the Company's common stock. In connection with the SCI acquisition, the Company entered into employment agreements and non-qualified option agreements with the two principal owners of SCI, Daniel Verwiel and Patricia Verwiel. See Item 10. Executive
Compensation--Employment Agreements--Verwiels.

     October 4, 1999, the shareholders of the Company approved by written consent a re-incorporation of the Company into Delaware. Of the 3,644,400 shares of common stock of the Company outstanding, holders of 1,978,849, or 54.3% of the total outstanding shares voted for the re-incorporation. The re-incorporation was effective as of February 7, 2000.

A.   CSI'S INSTITUTIONAL DIVISION

     CSI SERVICES. Services provided in a CSI jail facility generally include booking, processing, holding and programming.

                                   CITY JAILS

     We have entered into agreements with nine cities or counties to manage and operate their city or county jail. With the exception of one of the agreements, each provides for payment to Correctional Systems of an amount based upon operating expenses incurred plus a fixed management fee or a management fee based on a percentage of the operating expenses. One agreement provides for payment to Correctional Systems of an amount based upon operating income; in the event there is no operating income, the Company is responsible for one-half of operating expenses.

     JAIL POPULATION. The population of these jails are arrestees, self-pay inmates, sentenced county work furlough inmates and sentenced federal inmates serving short-term sentences. A facility that qualifies to handle arrestees prior to arraignment (for not more than 96 hours) is a "Type I Facility." A facility that qualifies to handle both arrestees prior to arraignment as well as sentenced inmates is a "Type II Facility."

     CSI SERVICES. Services provided in a CSI jail facility generally include booking, processing, holding and programming. Programming can include, but is not limited to GED preparation, literacy and education, counseling, etc. Other services may include, depending upon the contract:

     - Work Furlough. Inmates are allowed to leave the facility to work, attend court-related programs and return to the facility.

     - Electronic Monitoring. Inmates have an electronic monitoring device attached at the jail facility.

     - Detoxification. Arrestees under the influence are place in detox cells up to the time prescribed by law.

     - Revenue-Generation via Self-Pay and Contract Inmates. The City may enter into intergovernmental agreements to house inmates from other jurisdictions for a fee.

          With the approval of the court, some inmates choose to pay to serve their sentence in City jails rather than at a County jail. An inmate would pay to serve their sentence in a City Jail so that they would not have to be housed in overcrowded county facilities, so that they would be nearer to their home or for a variety of other reasons.



     CURRENT OPERATIONS. Correctional Systems currently operates the following nine jails:

1) The Seal Beach, California, City Jail. The Seal Beach Jail agreement has been in effect since May 1, 1994. It is renewable each year for one-year terms until April 2004. This Type II Facility also houses self-pay inmates, work furlough inmates, Bureau of Prison inmates and arrestees from surrounding cities. The Seal Beach Jail was awarded accreditation by the American Correctional Association in August 1996.

2) The Baldwin Park, California, City Jail. The Baldwin Park City Jail agreement has been in effect since March 1, 1996. Its term was three years and is renewable for one-year terms. The agreement was renewed in February 2000.

3) The Montebello, California, City Jail. The Montebello City agreement has been in effect since March 1996. It was a two-year agreement and is renewable each year. It was renewed in January 1998, 1999 and 2000. This Type II Facility also houses short-term city or county inmates and United States Marshals Service inmates.

4) The Alhambra, California, City Jail. The City of Alhambra agreement has been in effect since April 29, 1997. Its term is three years and is renewable for two additional one-year terms. Correctional Systems also manages Alhambra's contract to house detainees from the Immigration and Naturalization Service.

5) The Downey, California, City Jail. The City of Downey agreement has been in effect since May 1998 and is for a term of three years. The agreement is renewable for two one-year terms.

6) The Bell, California, City Jail. The Bell City agreement has been in effect since October 1998 and is for a term of three years. The agreement is renewable for an additional three-year term.

7) The Hawthorne, California, City Jail. The City of Hawthorne agreement was approved by the City Council on October 12, 1998. Correctional Systems assumed complete responsibility for the Jail on November 1, 1998. The agreement's three-year term is renewable for two one-year terms.

8) The Whittier, California, City Jail. The City of Whittier agreement was approved by the City Council in September 1999. CSI assumed complete responsibility for the Jail at the end of November 1999. The agreement's three-year term is renewable for additional three-year terms unless canceled by the City or the Company.

9) The Lincoln County, New Mexico, County Jail. Correctional Systems entered into a memorandum of understanding with Lincoln County, New Mexico to provide a Jail Commander to manage their 55 bed jail as of January 5, 1998, and to provide the County Commissioners with an evaluation of their jail. This initial agreement had been extended five times. The present agreement with Lincoln County is a short-term agreement from July 1999 through June 30, 2000.


                        U.S. BUREAU OF PRISONS CONTRACTS

     Correctional Systems operates three U.S. Bureau of Prisons community correctional center halfway houses in Brownsville, Austin and McAllen, Texas. The community correctional centers ("CCC") are half-way houses that house inmates under authority of Bureau of Prisons who are within 18 months of being released from prison. CCCs provide transitional housing for inmates still under federal custody and guides them through a process of vocational evaluation, obtaining and maintaining steady employment, alcohol and other drug counseling and testing, life skills development, anger management and family reunification. These services are offered at each community corrections center. Each inmate is evaluated upon entry and will be assigned services as required.

     REALITY HOUSE, BROWNSVILLE, TEXAS. Correctional Systems acquired Reality House, Inc., a wholly-owned subsidiary, in August 1998. Reality House has been in operation for twenty-five years and has a capacity to house 54 inmates.

     MID-VALLEY HOUSE, MCALLEN, TEXAS. In August 1998, the Federal Bureau of Prisons awarded a Community Correctional Center contract to Correctional Systems. Mid-Valley House is capable of housing 60 inmates and has been operational since December, 1998.

     MCCABE CENTER, AUSTIN, TEXAS. Correctional Systems, Inc. acquired certain assets of the McCabe Comprehensive Sanctions Center in July 1999. McCabe Center has been in operation for the past twenty-two years. With a capacity to house 55 inmates, McCabe Center also provides services to the U.S. Pretrial Service, the U.S. Probation Department and the Texas Department of Corrections.

B.   CSI'S ALTERNATIVE SENTENCING SUBSIDIARY

     The Company's wholly-owned subsidiary, Sentencing Concepts, provides alternatives to imprisonment for low-risk offenders. Sentencing Concepts' programs combine punishment options and offender supervision with education and counseling and utilize a combination of measures such as home detention via electronic monitoring, rehabilitative counseling and education programs, offender supervision and substance abuse testing.

     Sentencing Concepts was established in 1994 and has California offices in Anaheim, Lake Forest, Stockton, San Luis Obispo and Santa Barbara and a Connecticut operation in Newington. There are currently more than 1,000 offenders per week receiving counseling, drug testing, electronic monitoring or other Sentencing Concepts services. Sentencing Concepts provides monitoring programs by contract or certification to the following counties:

     a) San Luis Obispo County, California;
     b) Santa Barbara County, California;
     c) Orange County, California;
     d) San Joaquin County, California;
     e) Contra Costa County, California; and
     f) Placer County, California.

     Certification is a process in which a monitoring provider is evaluated and approved by the governing body. The Company is placed on the list of approved providers for that agency. When services are needed, the agency will select a provider from the list.

     In addition, Sentencing Concepts provides PharmChek-TM- Drugs of Abuse Patch to over 30 Drug Courts nationwide and to over 75 county agencies and health care providers.

     SENTENCING CONCEPTS' SERVICES

     - 24-hour electronic monitoring. Sentencing Concepts provides 24-hour monitoring services by utilizing advanced electronic monitoring equipment, such as ankle transmitters and receiving units, to monitor individuals through a central station.
     - Scheduled compliance monitoring. This program is designed to allow offenders to perform only certain daily activities such as employment, school, etc. The program includes the use of a tamperproof digital electro-optical monitoring device that is worn by an offender like a wristwatch.
     - The Shield Program. The Shield Program is specifically designed for use in cases of domestic violence or battery, and allows for the effective monitoring of compliance with court imposed restraining orders.
     - Monitored community service. The goal of this program is to provide the Court with a means of utilizing community service as a sentencing option for low risk and first-time offenders.
     - Video in-home breathalyzer. This program combines a Department of Transportation approved breath analysis testing unit with an installed video monitor which allows for the random testing of an offender's breath alcohol level combined with visual verification.
     - Voice verified telephone monitoring. This system is a computer-based voice verification device, which utilizes telephone transmission and caller identification.
     - Day reporting center. The Day Reporting Center is an alternative to custody for low risk offenders. Offenders are required to attend regular counseling and education sessions and must submit to random drug and alcohol testing as required by the Court.
     - Chemical dependency treatment program. Sentencing Concepts offers a State of California certified outpatient treatment program designed specifically for individuals who have acknowledged a drug and/or alcohol dependency problem.
     - Substance abuse counseling and education. This class is designed for the individual who is in the early stages of drug use.
     - Anger management program. This program focuses on those involved with non-domestic (i.e. physical fights between employees in a work environment) problems relating to anger control or management.
     - Batterer's treatment program. This program was designed to meet the 1996 State of California legislation that mandates attendance in a 52-week course for any person charged or convicted of a domestic battering offense.
     - Drug and alcohol testing. Sentencing Concepts performs random drug and alcohol testing of its clients. The offender pays for the tests. In addition to the standard test by urinalysis, Sentencing Concepts is a national distributor of the PharmChek-TM- Drugs of Abuse Patch that detects the use of illicit drugs.

C.   PRIVATE CORRECTIONAL INDUSTRY

     OFFENDER MANAGEMENT INDUSTRY. Offender management describes the broad range of activities related to maintaining a large group of arrested and convicted people (adults and juveniles) during incarceration, probation and parole. It includes prison management, jail management, inmate health care, food service, education and training, and security monitoring. The industry has three segments: adult secure corrections, juvenile corrections and community corrections (work release, prerelease programs and alternative sentencing practices such as electronic monitoring and counseling services in lieu of incarceration).

     The U.S. public expenditures on offender management are believed to exceed $40 billion dollars annually. The U.S. adult secure prison population exceeded
1.8 million in 1998, according to a recent Bureau of Justice Statistics report. In addition, the state prison population grew 4.1% to 1.06 million; federal prison population grew 6.4% to 99,000; and the local jail population increased 9.4% to 567,000, according to the report. Significantly, local jails are now at 97% of capacity, up from 92% in 1996. With both federal and state prisons operating 15% to 25% above design capacity, space is at a premium. Furthermore, over the last ten years there has been an increase in the tendency of politicians to demand that offenders serve more actual jail time. With prison populations increasing and public agencies strapped for funds to build new facilities, private companies have been moving to either manage adult and juvenile facilities or to provide some form of alternative sentencing programs for low risk, first-time offenders.

     In addition to increasing demand for traditional correctional services, there also appears to be a great demand for alternative sentencing practices. According to a draft report of an Orange County, California, task force on jail overcrowding, jail facilities should be saved for dangerous offenders, and low risk offenders should be placed in some form of electronic monitoring or counseling program (Los Angeles Times). The report suggests the following alternatives:

     -    Greater use of electronic monitoring and house arrest

     -    Expansion of the County Drug Court

     -    Use of private jail facilities

     -    More work furlough and community service programs

     Despite the increasing demand for traditional correctional services and alternative sentencing practices, there is no assurance that CSI or SCI will be successful in obtaining new revenue sources.

     COMPETITION. We face competition in two areas: Corrections Competition and Alternative Sentencing Competition.

                            CORRECTIONAL COMPETITION

     PRIVATE PRISONS: We believe there are currently approximately twelve major private corrections firms providing correctional services to Government Agencies. The largest of the publicly-held companies are Corrections Corporation of America and Wackenhut Corporation who, combined, have captured the largest share of the industry. The other large publicly-held companies include Cornell Corrections and Correctional Services. Management Training Company (MTC) and CiviGenics are the large privately-held companies that provide correctional services. The following is a short list of the largest publicly-held and privately-held companies with which CSI competes:

     -    Cornell Corrections (CRN)
     -    Wackenhut Corporation (WAK)
     -    Corrections Corporation of America (PZN)
     -    Community Correctional Services (CSCQ)
     -    CiviGenics - A Private Company
     -    Community Corrections Corporation - A Private Company

     COMMUNITY PRE-RELEASE CENTERS: With respect to the community pre-release centers, there are a variety of competitors in both the non-profit and for-profit arenas. These include The Salvation Army and Volunteers of America and many other smaller non-profit organizations, and Cornell Corrections, Community Corrections, Inc. and Behavioral Systems Southwest, Inc., among others, on the for-profit side. Typical Government contracts for pre-release services are granted for two years with three one-year options.

     SMALL CITY JAIL: In the small city jail market in California there appears to be only one major competitor to Correctional Systems and that is the Wackenhut Security Division. Other firms that have been known to bid on the small jail business outside of California include G.R.W. Associates.

                        ALTERNATIVE SENTENCE COMPETITION

     The Alternative Sentence industry includes electronic monitoring, drug and alcohol counseling and testing and other related counseling services as referred by the criminal courts. Sentencing Concepts combines the use of electronic monitoring and counseling or case management services. Case management is the tracking of sentenced offenders during monitoring, counseling and testing to ensure compliance with the court's orders.

     We are aware of only one electronic monitoring company that is publicly-held (BI, Inc.); we believe that other electronic monitoring companies are small, private companies or subsidiaries of larger companies, including several security alarm companies. Sentencing Concepts leases equipment and services as needed from several different vendors. Below is a short list of the major companies with whom SCI competes:

     -    BI, Incorporated (BIAC)
     -    Sentinel Monitoring - A Private Company
     -    GSSC - A Private Company
     -    LCA - A Private Company
     -    EMS - A Private Company
     -    CSSS, Inc. - A Private Company

     CORRECTIONAL SYSTEMS' POSITION IN THE INDUSTRY. There are approximately twelve management firms that are presently operating secure, 24-hour, adult correctional facilities. Correctional Systems is one of the smallest of these twelve firms.

     GOVERNMENT APPROVAL. For our jail projects, there is no outside governmental approval required in order for the Company to provide its services other than normal contract approval and the oversight of the governmental entity with which we are contracting. CSI's halfway house projects (CCC's) do require some outside governmental approval in order for us to operate, such as zoning approval, fire and health department clearances. Several of the Alternative Sentencing options are required to meet strict criteria. All equipment and programs utilized by the Company meet or exceed the established criteria and have been approved for use by the appropriate governmental agency.

     GOVERNMENTAL REGULATIONS. Certain states either do not allow privatization of correctional facilities or limit the type of facilities that can be privatized. For example, the State of California prohibits county correctional facilities from privatizing, but allows for all other jurisdictions to privatize.

          ITEM 2. DESCRIPTION OF PROPERTY.

     The following chart lists the principal locations and size of the Company's facilities and indicates whether the property is owned or leased and, if leased, the lease expiration.



                                                                                     LEASED
LOCATION                           USE                        SIZE                  OR OWNED                   LEASE EXPIRATION
San Diego, CA                      Corporate and              1,200 sq. ft.         Leased                    (Expires 06/03/2000)
                                   Administration

Los Alamitos, CA                   Regional and               1,100 sq.ft.          Leased                    (Expires 12/31/2001)
                                   Accounting

Anaheim                            Administrative and         3,000 sq. ft.         Leased                    (Expires 12/31/2000)
                                   Program Monitoring

Lake Forest                        Program Monitoring         849 sq.ft.            Leased                    (Expires 09/30/2000)

Stockton                           Program Monitoring         4,000 sq.ft.          Leased                    (Expires 10/14/2001)

San Luis Obispo                    Program Monitoring         715 sq. ft.           Month-to-Month Lease

Santa Barbara                      Program Monitoring         624 sq. ft.           Leased                    (Expires 12/31/2000)

Edinburg, Texas                    Community                  6,400 sq.ft.          Leased                    (Expires 12/16/2008)
                                   Corrections Center

Brownsville, Texas                 Community                  8,338 sq.ft.          Owned
                                   Corrections Center

Austin, Texas                      Community                  18,000 sq. ft         Owned
                                   Corrections Center


     The Company owns the real property and buildings located in Brownsville, Texas, and Austin, Texas, at which it operates its Community Correctional Centers for the Federal Bureau of Prisons. The real property and building in Brownsville, Texas, is subject to a real estate lien note in the principal amount of $788,400 which matures on March 15, 2006. The note is secured by the real property, building and other personal property. The real property and building in Austin, Texas, is subject to a promissory note in the principal amount of $500,000 which matures on July 29, 2011. The note is secured by the real property, building and other personal property.

     The Company leases corporate and administrative offices in San Diego, Los Alamitos, Anaheim, Lake Forest, Stockton, San Luis Obispo and Santa Barbara. As of December 31, 1998, its minimum future lease payment commitment for the next five years under operating leases of office space, facilities and equipment is as follows: 1999 - $208,613; 2000 - $199,328; 2001 - $140,599; 2002 - $135,535;
and 2003 - $135,850.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

     There were no matters submitted during the fourth quarter of the fiscal year ended December 31, 1999, to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Until October 21, 1999, our common stock was published on the National Association of Securities Dealers' OTC Bulletin Board ("OTCBB") under the symbol "CRXS." The OTCBB is a quotation service that displays real-time quotes, last-sale prices, and volume information in domestic and certain foreign securities. Although the OTCBB is operated by the National Association of Securities Dealers ("NASD"), it is unlike Nasdaq-Registered Trademark- or other listed markets where individual companies apply for listing and must meet and maintain strict listing standards; instead, individual brokerage firms or Market Makers initiate quotations for specific securities on the OTCBB.

     In 1999, the U.S. Securities and Exchange Commission ("SEC") approved amendments to the NASD's OTC Bulletin Board eligibility rules. The amendments require a company with securities quoted on the OTCBB to make periodic filings with the SEC. Prior to the eligibility rule amendments, there was no requirement for a company quoted on the OTCBB to make publicly available reports with the SEC or other regulator. In order to make periodic filings with the SEC, a company must register its class of securities with the SEC under the Securities Exchange Act of 1934 (the "1934 Act").

     In November, 1999, the OTCBB removed the Company's symbol from the OTCBB, as the Company had not yet registered its common stock under the 1934 Act. Until the Company becomes eligible for quotation on the OTCBB, its securities will be traded through the "Pink Sheets," which is a paper medium published daily but not widely disseminated.

     The following market quotations for the Company's common stock were obtained from the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. See "No Assurance of Public Market; Possible Volatility of Market Price of common stock."


         1999                                            HIGH                      LOW
         ----                                            ----                      ----
         Fourth Quarter                                  1.01                      0.17
         Third Quarter                                   0.9375                    0.5625
         Second Quarter                                  0.9375                    0.3125
         First Quarter                                   0.8125                    0.3125

         1998
         ----
         Fourth Quarter                                  1.03125                   0.28125


     The approximate number of security holders is 75. The Board of Directors has never declared any dividends and does not expect to do so in the foreseeable future.

     The Company has authorized an employee stock option plan pursuant to which it may issue options to acquire up to 1,500,000 shares of common stock. Of these options, there are presently outstanding nonstatutory options to acquire 1,201,855 shares of common stock. Of these options outstanding, all except 473,980 are fully vested. The unvested options vest from time to time until January 2003, at which time all presently outstanding options will be vested.

     There are also outstanding 3,363,636 shares of Series A Preferred Stock that are convertible on a share for share basis into common stock of the Company.

     Of the 3,644,400 shares of common stock outstanding, all except 150,000 may be sold pursuant to Rule 144 of the Securities Act of 1933, as amended.

     The sale of a significant number of the foregoing shares may cause substantial fluctuations in the market price of our common stock. Moreover, sales of substantial amounts of our common stock (including shares issuable upon exercise of options) in the public market could materially and adversely affect the market price of our common stock.

NO ASSURANCE OF PUBLIC MARKET; POSSIBLE VOLATILITY OF MARKET PRICE OF COMMON STOCK.

     Although we intend to have our common stock published on the OTCBB, there can be no assurance that a regular trading market for our common stock will develop. The OTCBB is an unorganized, inter-dealer, over-the-counter market which provides significantly less liquidity than a national securities exchange or the Nasdaq Stock Market, and quotes for securities included in the OTCBB are not listed in the financial sections of newspapers as they are for securities listed on a national securities exchange and the Nasdaq Stock Market. Therefore, prices for securities traded solely on the OTCBB may be difficult to obtain and our stockholders may be unable to resell our common stock at or near their original offering price or at any price.

RISKS RELATING TO LOW-PRICED STOCKS; POSSIBLE ADVERSE EFFECTS OF "PENNY STOCK" RULES ON LIQUIDITY FOR OUR COMMON STOCK.

     The Securities and Exchange Commission (the "Commission") has adopted regulations which generally define "penny stock" to be any equity security that is not traded on a national securities exchange or the Nasdaq Stock Market and that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. If our common stock is included in the OTCBB and is trading at less than $5.00 per share at any time, trading in our common stock will be subject to the requirements of "penny stock" regulations.

     These regulations require, among other things, prior to any penny stock transaction, the delivery of a disclosure schedule explaining the penny stock market and the associated risks, and which impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions or individual investors with assets in excess of $1,000,000 or an individual annual income exceeding $200,000 or, together with the investor's spouse, a joint income of $300,000). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market.

     These additional regulations imposed upon broker-dealers that trade "penny stocks" may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of such securities and the ability of holders of our common stock to sell their securities in the secondary market.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following financial analysis should be read in conjunction with the Company's financial statements.

     Statements in this section regarding our anticipated capital expenditures and anticipated performance in future periods constitute forward looking statements within the meaning of the Securities Exchange Act of 1934. These statements are subject to certain risks and uncertainties that could cause actual amounts to differ materially from those projected. We believe these forward looking statements are reasonable; however, undue reliance should not be placed on such forward looking statements, which are based on current expectations.

     With respect to anticipated capital expenditures, we have made certain assumptions regarding, among other things, maintenance of existing facilities and equipment, availability and desirability of new, technologically advanced equipment, installation and start up times, cost estimates and continued availability of financial resources. The estimated amount of capital expenditures is subject to certain risks, including, among other things, the risk that unexpected capital expenditures will be required and unexpected costs and expenses will be incurred.

General

     At present, the Company has contracts to manage nine city and one county jail, three community pre-release centers and an alternative sentencing division. During the majority of 1999 and 1998 the Company operated a tenth city jail in Chino, California. In December 1999, Chino decided to bring the jail management function back in house and terminated its contract with the Company for reasons unrelated to the Company's performance of the contract.

     The Company's largest customer is the Federal Bureau of Prisons (BOP) which accounted for nearly 22% and 15% of the Company's total net revenue for the years ended December 31, 1999 and 1998, respectively. This customer accounted for approximately 30% and 14% of the Company's total accounts receivable on December 31, 1999 and 1998, respectively. At December 31, 1999 the Company had three separate community pre-release center contracts with BOP. If the Company were to experience difficulty in continuing to provide services to this customer, or collecting these accounts receivable, it could have a material adverse effect on the Company's business financial condition and results of operations. In addition, a loss of this customer could materially and adversely affect the Company's net revenue.

CITY/COUNTY JAIL OPERATIONS:

     With the exception of the Seal Beach facility, each of the contracts provides that the Company will be reimbursed for all of its direct operating cost, and certain overhead expenses in addition to a management fee that is either fixed or a percentage of the operating expenses. These contracts require the Company to operate within certain annual budget restrictions. In the event that the jail's operating costs exceed the budgeted amounts, the city is no longer obligated to pay the management fee. In contrast to the other jails, the Seal Beach facility primarily houses Bureau of Prisons and self-pay inmates on a per diem basis. The Seal Beach agreement provides for payment to Correctional Systems of an amount based upon operating income; in the event there is no operating income, the Company is responsible for one-half of operating expenses.

     The population of these jails is arrestees, self-pay inmates, sentenced county work furlough inmates and federal inmates serving short-term sentences.

     All of these jails are in Los Angeles/Orange County California, with the exception of the Lincoln County New Mexico operation.

COMMUNITY PRE-RELEASE CENTERS:

     At present the Company has three pre-release community correction centers. Reality House ("RHI"), a wholly-owned subsidiary, is located in Brownsville Texas and has a capacity to house 65 inmates. As its primary source of revenue, the facility has a contract with the Bureau of Prisons that runs through the year 2000. The Company has submitted a bid to renew this contract and management believes that the contract will be re-awarded to the Company.

     Mid-Valley House is located in McAllen, Texas and has the capacity to house 60 inmates. As its primary source of revenue the facility has a contract with the Bureau of Prisons that runs thorough the year 2003.

     McCabe Center, a Company owned facility, is located in Austin Texas and has the capacity to house 55 inmates. In addition to a contract with the Bureau of Prisons, that runs though the year 2000, the facility also has a contract with the US Courts to house inmates during pre-trial arraignment in addition to group and individual counseling. The Company has submitted a bid to renew the Bureau of Prisons contract and management believes that the contract will be re-awarded to the Company.

     As part of the Bureau of Prisons contracts, the community pre-release centers monitor low risk offenders that are on home confinement.

ALTERNATIVE SENTENCING DIVISION:

     The Company's wholly-owned subsidiary, Sentencing Concepts, Inc., ("SCI"), provides alternatives to imprisonment for low risk offenders. SCI's programs provide punishment options, i.e. home detention via electronic monitoring, rehabilitative counseling, educational programs and substance abuse testing. SCI has contracts with various judicial agencies to provide these services.

     Currently SCI provides services to more than 1,000 offenders with California offices in Anaheim, Lake Forest, Stockton, San Luis Obispo and Santa Barbara. SCI provides monitoring programs in the following California counties: San Luis Obispo, Santa Barbara, Orange, San Joaquin and Placer County.

RESULTS OF OPERATIONS

     Correctional Systems, Inc. revenues are recognized as services are provided either on a fixed fee arrangement, percentage of expenses, per diem rate or fee for service.

     The Company's largest operating expense is salaries and related payroll taxes. Substantially all other operating expenses consist of food, subsistence items, medical services related items, insurance, equipment rental, cost associated with the sale of drug testing patches and other general operating expenses. The Company believes that as the inmate population increases at the pre-release centers and the Seal Beach facility, and the clientele increases at SCI, operating profits will improve. However, since a portion of the Company's operations consist of effectively fixed fee contracts with cities/counties to manage jails, increases in the inmate population at these facilities will have little or no impact on the Company's operating margins.

     The Company's general and administrative expenses consist of officers and administrative personnel salaries as well as legal, accounting, other professional fees and travel.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     The following table sets forth the Company's revenue and expenses for the years ended December 31:

                                                              %                                  %
                                            1999        OF REVENUE              1998     OF REVENUE
                                        -----------     ----------         ----------    ----------
Revenue                                 $ 6,731,006       100%             $2,702,409       100%
Salaries & wages                          2,923,939        43%              1,269,512        47%
Depreciation & amortization                 147,790         2%                 50,685         2%
Other operating expenses                  2,052,935        30%                703,408        26%
General and administrative                1,406,471        20%                707,197        26%
Operating income (loss)                     199,871         3%                (28,392)        -
Interest income (expense)                   (57,960)       (1%)                 2,377         -
Other income (expense)                       (4,799)        -                  (2,393)        -
Pre-tax income (loss)                       137,112         2%                (28,408)       (1%)
Provision for income taxes                   20,385         3%                      -         -
Net income (loss)                       $   116,727         2%              $ (28,408)        -
Basic net income (loss) per share       $       .03         -               $    (.01)        -
Diluted net income (loss) per share     $       .02         -               $    (.01)        -

     In 1999, the increase in revenues over 1998 of 124% is due primarily to the inclusion of RHI and SCI operations for 12 months in 1999 as compared to 5 and 4 months respectively in 1998. On a proforma basis, had the operations of RHI and SCI been annualized in 1998, the percentage increase for 1999 would have been 39%. This increase is due to the addition of Mid-Valley and McCabe pre-release community corrections centers in 1999, the addition of the Hawthorn, Whittier and Chino City jails, as well as the addition of new programs and services within existing SCI operations.

     In 1999, the increase in salaries and wages over 1998 of 130% is due primarily to the Company's expansion mentioned above, i.e. the additions of the Hawthorn, Whittier and Chino facilities, the additions of two pre-release community correction centers (Mid-Valley and McCabe), and the effect of 12 months of salaries at SCI, included in the Company's 1999 operation compared to 5 months in 1998.

     In 1999, the increase in depreciation and amortization expense over 1998 of 192% is due primarily to purchase of the McCabe community correction center facility and the inclusion of RHI's depreciation and amortization in 1999 for 12 months as compared to 5 months in 1998.

     In 1999, the increase in other operating expenses over 1998 of 192% is due to the additions of the Hawthorn, Whittier and Chino facilities, the additions of two pre-release community correction centers (Mid-Valley and McCabe), and the effect of 12 months of operating expenses at SCI included in the Company's 1999 operation compared to 5 months in 1998.

     General and administrative expenses increased in 1999 over 1998 by 99% due primarily to the additional staff and expenses required to keep pace with the Company's expansion.

     The increase in interest expense in 1999 of ($60,337) over 1998, is due primarily to the financing ($500,000 at 8%) of the McCabe pre-release community correction center acquisition in July 1999 and the financing of the RHI pre-release community correction center in May 1999 for $788,400 at 9.288%. Funds generated from the RHI financing were used to acquire the McCabe Center. The Company also has entered into approximately $75,000 of equipment financing transactions with several companies at various rates of interest.

     The increase in the provision for income taxes in 1999 of $20,385, over 1998 was a result of the Company becoming profitable. The primary difference between income taxes at the statutory rate, of 34% ($46,619), and the effective rate, of 14.9% ($20,385), was the use of net operating loss carry forwards generated in prior years, ($30,812), offset by other changes of $10,880.

PROPERTY AND EQUIPMENT:

     On July 29, 1999 the Company acquired McCabe Pre-Release Community Correction Center. The purchase included a building, certain equipment and intangibles in exchange for cash of $525,000 and notes payable of $500,000.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     The following table sets forth the Company's revenue and expenses for the years ended December 31:

                                                   % of                                % of
                                   1998          Revenue                1997          Revenue
                                -----------      --------           -----------     ----------


Revenue                          $2,702,409        100%              $1,051,806       100 %

Salaries and wages                1,269,512         47%                 648,374        62 %
Depreciation & amortization          50,685          2%                   6,415         1 %

Other operating expenses            703,408         26%                 247,846        23 %

General and administrative          707,197         26%                 620,247        59 %
Operating (loss)                    (28,392)         -                 (471,076)      (45)%
Interest income (expense)             2,377          -                   11,120         1 %
Other income (expense)               (2,393)         -                     (631)        -
Pre-tax (loss)                      (28,408)         1%                (460,587)      (44)%
Provision for income taxes                -          -                        -         -
Net (loss)                       $  (28,408)         -                $(460,587)      (44)%
Basic (loss) per share           $     (.01)         -                $    (.19)        -
Diluted net (loss) per share     $     (.01)         -                $    (.19)        -

     In 1998, the increase in revenues over 1997 of 157%, is due primarily to the acquisition of SCI and RHI in August and September of 1998 respectively, the addition of the Downey city jail and, the New Mexico county jail, the inclusion of the Montebello, Baldwin Park and Alhambra city jails for the entire year in 1998, as compared to a partial year in 1997 and an increase in the Bureau of Prisons and self-pay, inmate populations at the Company's Seal Beach facility.

     In 1998, the increase in salaries and wages over 1997 of 96%, is due primarily to the acquisition of SCI and RHI in 1998, the addition of the Downey city jail and, the New Mexico county jail, the inclusion of the Montebello, Baldwin Park and Alhambra city jails for the entire year in 1998, as compared to a partial year in 1997.

     In 1998, the increase in depreciation and amortization over 1997 of 690%, is due primarily to the increase in property and equipment and an intangible asset associated with the Company's acquisition of RHI in 1998.

     In 1998, the increase in other operating expenses over 1997 of 184% is due primarily to the acquisition of SCI and RHI in 1998, the addition of the Downey city jail and, the New Mexico county jail, the inclusion of the Montebello, Baldwin Park and Alhambra city jails for the entire year in 1998, as compared to a partial year in 1997.

     In 1998, the increase in general and administrative expenses over 1997 of 14% is due primarily to the additional staff and expenses required to keep pace with the Company's expansion and the additional costs associated with the Security and Exchange Commission's reporting requirements.

     In 1998 the decrease in interest income net of interest expense over 1997 of (79%) is due primarily to the uses of funds required to purchase RHI and costs associated with the acquisition of SCI, in 1998.

     Due to the net losses in 1998 and 1997, the Company did not accrue any provision for income taxes. The accumulation of these losses over the years have generated approximately $155,000 in net operating loss carryforwards. These loss carryforwards are in accordance with federal tax laws that limited their utilization, after the issuance of the Company's preferred stock to First Analysis Corporation.

     In 1998, cash used in operations decreased to $(276,074) from $(436,220) in 1997 or 37%. This was primarily due to the reduction in net loss in 1998 offset by an increase in accounts receivable in 1998.

     As part of its expansion policy, the Company acquired RHI for approximately $1.4 million and SCI for common stock, valued at $575,000. In connection with the SCI transaction, $500,000 of additional funds was invested in SCI for future expansion. Additionally, $100,000 was loaned to the previous owners of SCI.

     Resources for these acquisitions were made possible by an infusion of equity capital in the form of preferred stock by First Analysis Corporation in the amount of approximately $2.2 million.

LIQUIDITY AND CAPITAL RESOURCES:

     Although the Company reached profitability in 1999, cash generated by operations will not be sufficient to provide growth because of the capital-intensive nature of the Company's business. The Company is continuously looking for new sources of funds to finance its growth. In the past these funds have come from secured borrowing on Company owned property and equipment and an infusion of equity capital by First Analysis Securities Corporation in July of 1998 in the amount of $2,200,000.

     Cash generated from operations in 1999 was $157,629 as compared to cash used from operations of $(499,948) for the same period in 1998. This improvement is due primarily to the profitability the Company achieved in 1999 of $116,727 as compared to net loss of $(28,408) for the same period in 1998, an increase in 1999 in: accounts payable $58,450, accrued liabilities $33,253, accrued compensation $116,438, offset in part by increase in accounts receivable of $(279,518).

     Our working capital requirements have increased due to our growth. We believe cash flows from operations will be sufficient to enable us to meet our working capital requirements for the next 12 months. However, in order to implement future growth plans, future equity financing will be required.

     Based on total assets and annual revenues, we are significantly smaller than many of our competitors. These competitors include large privately-held and publicly-held companies that have substantially greater financial, marketing and other resources than we do. These companies offer services and operate in the markets in which we compete. The services offered by these companies in some cases are similar to the services that we offer. We expect that competition will increase substantially as a result of industry consolidations and alliances, as well as the emergence of new competitors. There can be no assurance that we will be able to compete successfully with existing or new competitors or that competitive pressures faced by us will not materially and adversely affect our business, operating results and financial condition.

     We anticipate that we will need to undertake private placements or a public offering of our securities at a future date, depending upon market conditions, in order to obtain sufficient capital for us to implement our intended growth plan. No assurance can be given that we will be successful in raising additional investment capital in the future, or that if we are successful, that the financial resources obtained will be sufficient for us to successfully carry out our intended growth plan.

YEAR 2000.

     CSI and its subsidiaries have not been affected by any Year 2000 issues and we do not anticipate any. Between mid-1998 and the end of 1999, we identified and modified any systems that were not Year 2000 compliant.


ITEM 7.  FINANCIAL STATEMENTS.

Our consolidated financial statements, with notes thereto and the report of Arthur Andersen, LLP, our independent auditors, are set forth as indicated in
Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

     Not applicable.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS. EXECUTIVE OFFICERS AND DIRECTORS

The executive officers and directors of the Company, their ages as of December 31, 1999 and their positions are set forth below.

                                                                                          HELD OFFICE
      NAME                     AGE                    POSITION                               SINCE
      ----                     ---                    --------                            -----------
William L. Garrison            58    Chairman of the Board, Director                         1998
John R. Forren                 45    President, Chief Executive Officer, Director            1996
R. Andrew Gately               49    Chief Financial Officer                                 1998
Daniel J. Verwiel              37    Chief Executive Officer (SCI), Director                 1998
Charles Turnbo                 56    Vice President, Mid-West Regional Administrator         1996
Martin Rickler                 54    Vice President, Planning & Research                     1996
David S. Crouse                61    Vice President, Facility Activation                     1994
                                     Western Regional Administrator                          1997
Gary Maynard                   56    Director                                                1998
James Macdonald                42    Director                                                1998

TERM OF OFFICE:  The term of office for all directors is one year.


     WILLIAM L. GARRISON. Mr. Garrison joined Correctional Systems after over 25 years of employment with the Federal Bureau of Prisons. He served as an Assistant Regional Director of the South Central Region of the Federal Bureau of Prisons (September 1982 through April 1985); Warden at five different prisons of the Federal Bureau of Prisons (April 1976 to September 1982; May 1985 through October 1988); Director of a Federal Bureau of Prisons Staff Training Center; Correctional Programs Administrator, Case Management Supervisor and a Correctional Officer. After leaving the Federal Bureau of Prisons, he served as the administrator of a privately-owned prison (October 1988 through May 1989); auditor for the American Correctional Association (1989 until the present); a self-employed corrections consultant (October 1989 through January 1990); Director of Operations for Detention Services, Inc. (January 1990 through November 1990); a self-employed corrections consultant (December 1990 through July 1993); and Actively involved in the development of Correctional Systems, Inc. Served as Executive Vice President, CEO and presently Chairman of the Board of Directors (1992 to Present).

     JOHN R. FORREN, MHA. Mr. Forren has 18 years experience in the private corrections industry. As Vice President and Chief Operating Officer of two other large private correctional service providers, Eclectic Communications, Inc. and Cornell Corrections, he has "started-up" more than 15 facilities, many of them a first for the corrections field. Mr. Forren has worked closely with such contracting agencies as: California Department of Corrections, North Carolina Department of Corrections, U.S. Marshal Service, Federal Bureau of Prisons, U.S. Department Of Justice, Immigrations and Naturalization Service, Virginia Department of Corrections and the State of North Carolina. Mr. Forren holds a Bachelor of Science and a Master of Hospital Administration degree from the University of LaVerne. Mr. Forren served as Vice President of Operations for Cornell Corrections, Inc., a private corrections management company, from 1994 to 1996; in 1996, as a Senior Partner in The Paladin Group, a criminal justice systems, alcohol and other drug abuse and health care issues consulting firm; and as of September, 1996, as the President and then the President and Chief Executive Officer of the Company.

     R. ANDREW GATELY. Mr. Gately's fiscal expertise is deeply rooted in the financial supervision and oversight of public companies with annual revenues from $20 million through $100 million. As Vice President and Controller of Maxicare Health Plans, Mr. Gately was responsible for all corporate accounting, SEC reporting and fiscal management for the company's $1 Billion in annual revenue. As a Partner in R. Andrew Gately & Co. since 1992, Mr. Gately now specializes in financial management and audits for small publicly traded companies an since 1998, devotes fifty percent of his time to Correctional Systems, Inc. as Chief Financial Officer.

     DANIEL J. VERWIEL. Mr. Verwiel manages the operations and development of Sentencing Concepts since its inception in 1994. Mr. Verwiel has experience in administering contracts with public agencies and working with state and federal legislators on the development of legislature and prison alternatives. Prior to the formation of Sentencing Concepts, he was a program manager for TRW (1982-1994). Mr. Verwiel received his Bachelor of Science degree from the University of Arizona and a Master of Business Administration degree from the University of Southern California.

     CHARLES A. TURNBO. As South Central Regional Director for the Federal Bureau of Prisons, Mr. Turnbo was responsible for 20,000 inmates and 4,000 staff in the states of Tennessee, Arkansas, Louisiana, Texas, Oklahoma and New Mexico. He also served as Northeast Regional Director for the BOP. He has also been a BOP Warden at two prisons; an Associate Warden at the FCI in Lompoc, CA, and an instructor at the Federal Prison Staff Training Center in Dallas, Texas. Turnbo began his 20+ year career with the BOP as the Chief of Classification and Parole at the FCI in Seagoville, Texas. An adjunct college professor of Criminal Justice at several different colleges, Mr. Turnbo also has a Masters Degree in Social Work. Since retiring from the BOP in July 1996, Mr. Turnbo has been the Company's Vice President and Midwest Regional Director. Mr. Turnbo has also been the Director of Dispute Resolution Professionals, Inc., a professional mediation corporation, since 1988; the President of Positive Solutions, Inc., a non-profit family and individual crisis resolution agency, since 1997; and a Professor at the School of Professional Studies and Colorado Christian University since 1999.

     MARTIN RICKLER, PH.D. Dr. Rickler has devoted over 20 years to the development of innovative programs in the areas of criminal justice, alcohol & drug abuse treatment, and health care. Dr. Rickler was part of the team that implemented the first privately-operated state prison in California; the first private federal juvenile prison in the U.S.; the first psychiatric halfway house for developmentally disabled Cuban aliens under federal detention; and the first California Department of Corrections Return To Custody Facility. As a Programs Designer and consultant, Dr. Rickler has created innovative treatment programs that have garnered over $100 million in renewable government and foundation awards. In addition to five years of counseling experience, Dr. Rickler has also served on the faculty of the University of California, Antioch University and the Pacifica Graduate Institute. Dr. Rickler was presented a lifetime achievement award in 1988 by the Governor of California and the California State Alcohol Advisory Board for his work in the substance abuse field. Dr. Rickler is a consultant to the State of California Alcohol and Drug Programs and since September 1996, serves Correctional Systems, Inc. as Vice President of Planning and Research. Dr. Rickler has also been the Director and Senior Partner of the Paladin Group, a criminal justice system, alcohol and other drug abuse and health care issues consulting firm, since 1994.

     DAVID S. CROUSE. As a third generation corrections professional, Mr. Crouse brings 36 years of professional correctional experience to his current duties as Correctional Systems' Vice President of Facility Activation and Western Regional Administrator. Mr. Crouse has held this position since the Company's inception in 1994. In his 27 years at the BOP, Mr. Crouse served as a Correctional Treatment Specialist at a 1,000-bed jail facility that he managed from design, through start-up and into operation; Manager of an 86-bed Youth Corrections Act Unit; Shift Supervisor; and Transportation Supervisor. In addition to his extensive corrections management experience, Mr. Crouse has training and experience in correctional counseling and has been responsible for establishing programs utilizing a variety of treatment modalities.

     CARMINE R. LANZA--DIRECTOR OF LAW ENFORCEMENT LIAISON. Mr. Lanza joined Correctional Systems, Inc. in 1998 as Director of Law Enforcement Liaison upon retirement from a very successful 27 year law enforcement career . He served in the ranks of Patrol Officer, Detective, Sergeant, Lieutenant, Captain and Chief of Police. Chief Lanza headed a police department of 100 full-time employees and managed an annual budget in excess of $8 million dollars. During Chief Lanza's 8 years as Police Chief, he brought many innovative programs to Baldwin Park, California, including Community-Oriented Policing in which he became a nationally recognized expert. Chief Lanza's duties at Correctional Systems include networking with local, county, state and federal public safety organizations and working with these organizations and Correctional Systems staff to develop and implement new project proposals.

     GARY D. MAYNARD. Mr. Maynard received a Bachelor of Arts degree in 1966 from East Central State College in Oklahoma, a Master of Science degree in 1968 from Oklahoma State University at Stillwater and a Doctorate degree in Counseling Psychology in 1973 from Oklahoma University at Norman. He commenced service in the Oklahoma Army National Guard even before graduation and continued this service until retirement at the rank of Brigadier General in 1995. His service included positions of Adjutant General, Oklahoma Military Department (June 1992 to June 1995) and Cabinet Secretary for Veterans Affairs for the State of Oklahoma (July 1993 to January 1995). During his studies towards his Masters degree, he was employed as a Rehabilitation Counselor (1968 to 1970) and during his continuing studies toward his Doctorate degree, he was employed as a Psychologist at the El Reno, Oklahoma, Federal Reformatory. Starting in 1973 and concurrently with his service in the Oklahoma Army National Guard, he was employed with the Oklahoma and Arkansas Department of Corrections as follows:
Chief Counselor, Lexington, Oklahoma, Regional Treatment Center (1973 to 1974); Supervisor, Planning and Research. Oklahoma Department of Corrections (1974 to
1975); Deputy Warden, Oklahoma State Penitentiary (1975 to 1977); Assistant Director, Arkansas Department of Corrections, Pine Bluff, Arkansas (1977 to
1980); Warden, Joseph Harp Correctional Center, Lexington, Oklahoma (May 1980 to May 1982); Deputy Director of Institutions, Western Division, Oklahoma Department of Corrections (May 1982 to July 1985); Warden, Oklahoma State Penitentiary (July 1985 to July 1987); Associate Director, Oklahoma Department of Corrections (July 1987 to December 1987); Director, Oklahoma Department of Corrections (December 1987 to June 1992); and Director, Southwestern Region, Oklahoma Department of Corrections (June 1995 to May 1997). Following retirement from the Oklahoma Army National Guard, Mr. Maynard served as a consultant to the University of Oklahoma Department of Juvenile Affairs (May 1997 to August 1997). Mr. Maynard has been serving as the Director, Corrections and Public Safety Programs, College of Continuing Education, University of Oklahoma since August 1997.

     JAMES R. MACDONALD. Mr. Macdonald is employed by First Analysis Corporation, an investment research firm which manages several venture capital partnerships. He specializes in business services and outsourcing investments with special focus on the offender management industry. He joined First Analysis in 1997. From 1983 to 1997, he held a variety of general management and marketing positions with Nalco Chemical Company. From 1980 to 1983, he was employed by Ecolab, Inc. He received an MBA from Harvard Business School in 1980 and a Bachelor of Science degree in Civil Engineering from Cornell University in 1978.


ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth the cash compensation, as well as certain other compensation paid or accrued, by the Company to the Company's President and Chief Executive Officer, John R. Forren, and the Company's Vice President of Planning and Research, Dr. Martin Rickler, for the period from January 1, 1997 to December 31, 1999. No other executive officer had a total annual salary and bonus equal to or in excess of $100,000 during the reported periods.

MANAGEMENT COMPENSATION

SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------------------------------------------------------------
                                          ANNUAL COMPENSATION                      LONG-TERM COMPENSATION
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                     AWARDS              PAYOUTS
-----------------------------------------------------------------------------------------------------------------------------------
                                                                            RESTRICTED   SECURITIES
NAME AND                                                                      STOCK      UNDERLYING       LTIP        ALL OTHER
PRINCIPAL                         SALARY     BONUS        OTHER ANNUAL       AWARD(S)    OPTIONS/        PAYOUTS     COMPENSATION
POSITION                   YEAR     ($)       ($)       COMPENSATION ($)       ($)       SARS (#)          ($)           ($)
-----------------------------------------------------------------------------------------------------------------------------------
John Forren                1999    100,000      --             --               --            --           --            --
-----------------------------------------------------------------------------------------------------------------------------------
President and Chief        1998     78,125      --             --               --            --           --            --
-----------------------------------------------------------------------------------------------------------------------------------
Executive Officer          1997     46,875      --             --               --            --           --            --
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Martin Rickler             1999    100,000      --             --               --            --           --            --
-----------------------------------------------------------------------------------------------------------------------------------
Vice-President, Planning   1998     78,125      --             --               --            --           --            --
-----------------------------------------------------------------------------------------------------------------------------------
and Research               1997     64,375      --             --               --            --           --            --
-----------------------------------------------------------------------------------------------------------------------------------

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR (Individual Grants)

     The following table lists stock options (whether or not in tandem with SARs) and freestanding SARs (including options and SARs that subsequently have been transferred) made during the last completed fiscal year to each of the named executive officers.

-----------------------------------------------------------------------------------------------------------------------------------

                         NUMBER OF SECURITIES      PERCENT OF TOTAL
                          UNDERLYING OPTIONS/        OPTIONS/SARS
                             SARS GRANTED        GRANTED TO EMPLOYEES      EXERCISE OF BASE          EXPIRATION
         NAME                      #                IN FISCAL YEAR           PRICE ($/SH)               DATE

-----------------------------------------------------------------------------------------------------------------------------------
John Forren                     100,000                  16%                    0.94                  3/16/08
-----------------------------------------------------------------------------------------------------------------------------------
Martin Rickler                  100,000                  16%                    0.94                  3/16/08
-----------------------------------------------------------------------------------------------------------------------------------


AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
--------------------------------------------------------------------------------

NUMBER OF
                                                                              UNEXERCISED           VALUE OF
                                                                              SECURITIES            UNEXERCISED
                                                                              UNDERLYING            IN-THE-MONEY
                                                                              OPTIONS/SARS AT       OPTION/SARS AT
                                  SHARES ACQUIRED                             FY-END (#)            FY-END ($)
                                  ON EXERCISE           VALUE REALIZED        EXERCISABLE/          EXERCISABLE/
NAME                              (#)                        ($)              UNEXERCISABLE         UNEXERCISABLE
-----------------------------------------------------------------------------------------------------------------------------------
John Forren                                --                    --                    --                  -0-
                        -0-                        $100,000 $94,000
-----------------------------------------------------------------------------------------------------------------------------------
Martin Rickler                             --                    --                    --                  -0-
                        -0-                        $100,000 $94,000
-----------------------------------------------------------------------------------------------------------------------------------


DIRECTOR COMPENSATION

     WILLIAM GARRISON. As of June 17, 1999, Mr. Garrison, Chairman of the Board of Directors, receives the compensation listed below:

     -    Salary of $60,000 per year;

     -    Expense reimbursement related to business activities;

     - $2,500 bonus for each project with profit contribution of $30,000-$50,000; and

     - $5,000 bonus for each completed community corrections acquisition or new project with $200,000 to $400,000 profit contribution won with substantive input from Mr. Garrison.

     In addition to serving as Chairman of the Board of Directors, Mr. Garrison acts as Regional Administrator for the current Texas projects and performs development duties for the company.

     GARY MAYNARD. Mr. Maynard receives $500.00 for each meeting attended in the course of Company business.

EMPLOYMENT AGREEMENTS

     MR. FORREN AND DR. RICKLER. Both Mr. Forren and Dr. Rickler have five year employment agreements. The agreements, effective from September 15, 1996 through September 14, 2001, provide that Mr. Forren shall serve at no position lower than President and Chief of Operations, and that Dr. Rickler will serve at no position lower than Vice President of Planning and Research. The agreements provide further:

     1. BASE SALARY. The first year of employment Mr. Forren received $25,000 and Dr. Rickler received $60,000 plus a signing bonus of $5,000. The second year both Mr. Forren and Dr. Rickler received $75,000 and both are to receive $100,000 base salary each year thereafter.

     2. EXECUTIVE BENEFITS. Standard executive health, sick leave and holiday benefits were granted, including 30 days vacation leave annually.

     3. PLACE OF EMPLOYMENT: SAN DIEGO, CALIFORNIA. It was agreed that both Mr. Forren and Dr. Rickler would be employed within the Greater San Diego area.

     4. CONSTRUCTIVE TERMINATION. Except for standard malfeasance and such, any termination of Mr. Forren and Dr. Rickler will be deemed a "constructive termination" and will immediately grant the terminated party all stock options due for the entire contract as well as one year of the current base salary.

     VERWIELS. Daniel Verwiel and Patricia Verwiel each have entered into employment agreements with Sentencing Concepts providing for an initial annual salary of $75,000 each, with any increase to be approved by the compensation committees of the Boards of Sentencing Concepts and Correctional Systems. The Verwiel's employment agreements also contain covenants not to compete that extend for two years following any termination of employment and confidentiality and non-disclosure provisions.

     In addition, the Employment Agreement for Daniel Verwiel provides for (i) a bonus of $10,950, provided Mr. Verwiel was employed by Sentencing Concepts, Correctional Systems or its subsidiary through July 31, 1999; (ii) a two (2) year nonstatutory stock option covering up to 30,000 shares of Correctional Systems common stock (the "Longevity Options"); and (iii) a bonus in an amount equal to certain tax liabilities that Daniel Verwiel may incur as a result of exercising any Longevity Options.

     The Employment Agreements provide for the grant of (i) a 5 year nonstatutory stock option covering 600,000 shares of Correctional Systems common stock (300,000 shares per person) (the "Employment Options"); (ii) a 2 year nonstatutory stock option covering up to 100,000 shares of Correctional Systems common stock (the "Earn-Out Options"); (iii) a bonus in an amount equal to certain tax liabilities that the Verwiels may incur as a result of exercising any Earn-Out Options; and (iv) a loan in an amount necessary for the exercise of the Earn-Out Options.

     The Earn-Out Option agreements grant to the Verwiels non-qualified options to acquire up to an aggregate of 200,000 shares of Correctional Systems common stock (100,000 shares per person) at an exercise price equal to $0.20 per share. The Earn-Out Options vest as follows and shall be exercisable at any time after they vest until August 1, 2000.

     (i) if the Earn-Out Period Profit is equal to or greater than $50,000, options to acquire an aggregate of 100,000 shares of Correctional Systems common stock vest (50,000 shares for each person); and

     (ii) if the Earn-Out Period Profit exceeds $50,000, then for each Dollar in excess of $50,000, options to acquire 4 additional shares of Correctional Systems common stock vest (2 shares for each Dollar for each person) up to the maximum 200,000 shares. The Earn-Out Options, however, automatically vest if there is a change in control during the Earn-Out Period.

     The Longevity Option agreement will grant to Daniel Verwiel non-qualified options to acquire 30,000 shares of Correctional Systems common stock at an exercise price of $0.20 per share (the "Longevity Options") exercisable on or after July 31, 1999, provided he is still employed by Sentencing Concepts at that time until August 1, 2000.

     The Employment Option agreements will grant to the Verwiels non-qualified options to acquire up to an additional 600,000 shares of Correctional Systems common stock (300,000 per person).

     The Employment Options vest as follows and are exercisable at any time after they vest until the fifth anniversary of the grant:

     (i) If each is, and has at all times prior to January 1, 2002, been employed by Correctional Systems and/or Sentencing Concepts, then options to acquire an aggregate of 50,000 shares of Correctional

          Systems common stock (25,000 Employment Options for each person) vest on January 1, 2002; and

     (ii) If each is, and has at all times prior to January 1, 2003, been employed by Correctional Systems and/or Sentencing Concepts, then options to acquire an additional 50,000 shares of Correctional Systems common stock (25,000 Employment Options for each person) vest on January 1, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding the beneficial ownership of shares of common stock and Preferred Stock as of October 4, 1999 for (i) each director and director nominee of the Company; (ii) each executive officer; (iii) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares; and (iv) all directors and executive officers as a group. Except pursuant to applicable community property laws or as otherwise indicated, each shareholder has sole voting and investment power with respect to the shares beneficially owned.


                                                  TYPE OF VOTING                  NUMBER OF                % VOTING
        NAME AND ADDRESS OF OWNER                    SECURITY                      SHARES                 SECURITIES
        -------------------------                    --------                      ------                 ----------
William L. Garrison
7341 Clear Haven
Dallas, TX 75248                                   common stock                  910,500 (1)(4)             24.0%
John Forren
6910-A Miramar Road
Suite 200
San Diego, CA 92121                                                              195,000 (1)(5)              5.1%
Gary Maynard
2001 Priestley Ave.
North Base, Building 605
Norman, OK 73072                                                                       0                       0%
Daniel J. Verwiel
1815 E. Center Street
Suite 201
Anaheim, CA 92805                                  common stock                  525,269 (1)(6)             14.3%
Patricia Verwiel
1815 E. Center Street
Suite 201
Anaheim, CA 92805                                  common stock                  523,580 (1)                14.4%
Estate of Lawrence G. Grossman
209 Camaro Way
San Marcos, TX 78666                               common stock                  760,500 (1)                20.9%
James R. Macdonald
233 S. Wacker Drive
Suite 9500
Chicago, IL 60606                                   A Preferred                3,363,636 (7)                48.0%
Apex Funds (2)                                      A Preferred                  884,351                    19.5%
IEPEF Funds (3)                                     A Preferred                1,632,657                    30.9%
The Productivity Fund III, L.P.                     A Preferred                  816,325                    18.3%
Officers and Directors as a Group                   Common and
(12 persons)                                        A Preferred                2,588,462                    36.9%
Total Outstanding (1)                               common stock               3,644,400 (1)                52.0%

                                                    A Preferred                3,363,636                    48.0%
                                                 Voting Securities             7,008,036 (1)               100.0%

1) DOES NOT INCLUDE COMMON STOCK ISSUABLE UPON EXERCISE OF OUTSTANDING OPTIONS (SEE OPTION TABLE. BELOW), EXCEPT COMMON STOCK THAT THE LISTED BENEFICIAL OWNER HAS THE RIGHT TO ACQUIRE WITHIN SIXTY DAYS, FROM OPTIONS, WARRANTS, RIGHTS, CONVERSION PRIVILEGE OR SIMILAR OBLIGATIONS.

2) INCLUDES 841,438 SHARES HELD BY APEX FUND III, L.P. AND 42,913 SHARES HELD BY APEX STRATEGIC PARTNERS, LLC.

3) INCLUDES 1,306,126 SHARES HELD BY INFRA STRUCTURE AND ENVIRONMENTAL PRIVATE EQUITY FUND III, L.P. AND 326,531 SHARES HELD BY ENVIRONMENTAL & INFORMATION TECHNOLOGY PRIVATE EQUITY FUND III.

4) INCLUDES 150,000 SHARES OF COMMON STOCK UNDERLYING OUTSTANDING OPTIONS EXCERCISABLE WITHIN 60 DAYS.

5) INLCUDES 195,000 SHARES OF COMMON STOCK UNDERLYING OUTSTANDING OPTIONS EXERCISABLE WITHIN 60 DAYS.

6) INLCUDES 30,000 SHARES OF COMMON STOCK UNDERLYING OUTSTANDING OPTIONS EXERCISABLE WITHIN 60 DAYS.

7) INCLUDES 3,333,333 OWNED BY AFFILIATES OF FIRST ANALYSIS CORPORATION OF WHICH MR. MCDONALD IS AN OFFICER.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ESCROW AGREEMENT

     Pursuant to the Sentencing Concepts Merger Agreement, the Company deposited into escrow 270,000 shares of Correctional Systems common stock (the "Escrowed Shares"), consisting of the following: 70,000 shares issuable to Daniel Verwiel to provide incentive for Mr. Verwiel to remain in the employ of Correctional Systems or Sentencing Concepts (the "Longevity Shares"); 100,000 shares issuable to Patricia and Daniel Verwiel as security for the Verwiels' indemnity obligations under the Sentencing Concepts Merger Agreement (the "Indemnification Shares"); and 100,000 shares issuable to Patricia and Daniel Verwiel as security for the repayment of loans by Correctional Systems to the Verwiels (described below) contemplated by the Sentencing Concepts Merger Agreement (the "Pledged Shares").

     The Escrow Agreement provides for the release of the Escrowed Shares to the Verwiels and/or the cancellation of such shares as follows:

     Longevity Shares (70,000 shares):

          (1) July 31, 1999. On July 31, 1999, 20,000 of the Longevity Shares were released to Mr. Verwiel.

          (2) July 31, 2000. If Mr. Verwiel is still employed by Sentencing Concepts or Correctional Systems on July 31, 2000, then 50,000 of the Longevity Shares shall be released to Mr. Verwiel. If his employment is terminated on or before July 31, 2000, he forfeits any right to the remaining Longevity Shares;

          (3) Change of Control. If a Change of Control, as defined in the Sentencing Concepts Merger Agreement, notwithstanding the foregoing, any remaining Longevity Shares shall be released to Mr. Verwiel. A "Change of Control" includes, among other transactions, certain mergers of Correctional Systems with another corporation or entity and any certain sales of substantially all of the assets of Correctional Systems.

     Indemnification Shares (100,000 shares):

          Pursuant to the Sentencing Concepts Merger Agreement, the Verwiels will jointly and severally indemnify the Company against damages that arise arise out of any breach of or failure by Sentencing Concepts or any Sentencing Concepts shareholder to perform any of their obligations under theSentencing Concepts Merger Agreement. As security for these indemnities by the Verwiels, 50,000 shares of the Correctional Systems common stock to be issued and delivered to each of Daniel Verwiel and Patricia Verwiel pursuant to the Sentencing Concepts Merger Agreement, an aggregate of 100,000 shares (the "Indemnification Shares"), shall be placed in escrow and are subject to forfeiture and cancellation pursuant to escrow agreement described above. If no claims under the indemnity (described below) provided by the Verwiels to Correctional Systems have been made on or before the first anniversary of the closing date of the Sentencing Concepts Merger Agreement, all of the Indemnification Shares will be released from the Escrow on such date and shall be delivered to Daniel and Patricia Verwiel (50,000 shares each). If a claim or claims are made under the indemnities before such first anniversary date, then the Indemnification Shares shall remain in and subject to the Escrow Agreement until such time as the amount of such claims made and the indemnification obligations of the Verwiels with respect thereto have been finally determined. Once a determination is made, a number of Indemnification Shares shall be canceled to satisfy the indemnity obligation.

     Pledged Shares (100,000 shares):

          Upon repayment in full of all amounts outstanding under loans to the Verwiels (described below) contemplated by the Sentencing Concepts Merger Agreement, all of the Pledged Shares will be released from the Escrow on such date and shall be delivered to Daniel and Patricia Verwiel (50,000 shares each).

LOANS

     On August 18, 1998, pursuant to the Sentencing Concepts Merger Agreement, Correctional Systems loaned Daniel and Patricia Verwiel $50,000 each, pursuant to a promissory note and security agreement. The promissory notes (i) bear interest at the rate of seven percent

(7%) per annum or the rate necessary to avoid imputed interest under the Internal Revenue Code of 1986, as amended, whichever rate is higher, (ii) provide that interest and principal shall be due and payable on the fifth anniversary of the issuance of such notes and (iii) are secured by a pledge of an aggregate of 100,000 shares of the Correctional Systems common stock to be issued to Patricia and Daniel Verwiel (50,000 shares each) pursuant to the Sentencing Concepts Merger Agreement (the "Pledged Shares").

     The loans to the Verwiels were negotiated in connection with the Company's acquisition of SCI, and, as such, the terms of the loans may not be comparable to loans that would be made independently to unaffiliated third parties.

STOCKHOLDERS' AGREEMENT AND REGISTRATION RIGHTS AGREEMENT

     The Company, William Garrison, John Forren, Martin Rickler (the "Management Parties") and the present holders of Series A Preferred Stock in the Company (the "Preferred Holders") are parties to an Amended and Restated Registration Rights Agreement dated August 31, 1998 (the "Registration Rights Agreement"). The Registration Rights Agreement granted the Preferred Holders rights to require the Company to register the Common Stock underlying their Series A Preferred Stock for public sale on SEC registration statement Form S-1. The Registration Rights Agreement grants the Management Parties rights to require the Company to register certain of their Common Stock for public sale on SEC registration statement Form S-3 or any similar short-form registration if such form is then available to the Company for registration of its securities.

     The Company, the Management Parties and the Preferred Holders are parties to an Amended and Restated Stockholders' Agreement dated August 31, 1998 (the "Stockholders' Agreement"). The Stockholders' Agreement provides that the Company's Board of Directors shall consist of 6 members, one of whom shall be designated by a certain holder of the Series A Preferred Stock of the Company (the "Preferred Designee" who is currently James Macdonald), and one of whom shall be designated by a majority vote of the holders of Common Stock who are parties to the Stockholders' Agreement (which parties are the Management Parties) (the "Common Designee," who is currently Gary Maynard). The Preferred Holders have the right to approve the Common Designee. The Management Parties have no plans or proposals to change the current composition of the Board. The Stockholders' Agreement also provides that the Board of any subsidiary of the Company shall be the same as the Board of the Company.

     The Stockholders' Agreement also restricts the transfer of Common Stock owned by the Management Parties. The Preferred Holders have a right of first refusal on any proposed transfer of Common Stock by the Management Parties, and the Preferred Holders also have co-sale rights on any transfer of Common Stock by a Management Party to a third party; provided that each Management Party shall have the right to transfer in any twelve-month period up to 15,000 shares of stock. Pursuant to the Stockholders' Agreement, the Preferred Parties have a preemptive right to purchase a certain portion of any new securities offered for sale by the Company.

     Pursuant to the Sentencing Concepts Merger Agreement, the Verwiels became a party to a Stockholders' Agreement and a Registration Rights Agreement, each by and among Correctional Systems and certain of its shareholders, which agreements constitute a portion of the Series A Preferred Agreements and set forth certain restrictions on transfer of any of the Correctional Systems securities or options issued to the Verwiels pursuant to the Sentencing Concepts Merger Agreement and certain registration rights of the parties thereto.

     RESTRICTED ACTS. As long as any shares of Series A Preferred are outstanding, Correctional Systems shall not, with certain exceptions, without the affirmative vote or written consent of the holders of at least a majority of then outstanding Series A Preferred: (a) authorize, create or issue any shares of any additional shares of common stock or securities convertible into common stock; (b) issue any instrument or security exercisable for or convertible into shares of Series A Preferred, or issue shares of Series A Preferred other than the first 3,363,636 shares issued; (c) enter into, or permit any Subsidiary to enter into, any agreement, indenture or other instrument which contains any provisions restricting the payment of dividends on the Series A Preferred; (d) redeem, purchase or otherwise acquire for value (or pay into or set aside for a sinking fund for such purpose) any share or shares of Series A Preferred; (e) redeem, purchase or otherwise acquire (or pay into or set aside for a sinking fund for such purpose) any shares of common stock, provided, however, that this restriction shall not apply to (i) the repurchase by resolution of the Board of shares of Common from employees, officers, directors, consultants or other persons performing services for the Correctional Systems or any Subsidiary pursuant to agreements under which the Correctional Systems has the option to repurchase such shares upon the occurrence of certain events, such as the termination of employment or (ii) the cancellation of shares of Common subject to forfeiture; (f) merge

Correctional Systems with or into any other person or entity or other form of corporate reorganization in which the Correctional Systems shall not be the continuing or surviving entity (other than a reincorporation transaction) or sell all or the majority of Correctional Systems' assets; (g) amend its Articles of Incorporation or Bylaws; or (h) incur funded indebtedness, capitalized lease obligations or guarantees of third party debt, in each case involving an amount in excess of $3,000,000; (i) engage an investment bank, consultant, or other advisor for the purpose of raising capital or refinancing securities or indebtedness or for selling or merging Correctional Systems; (j) engage in any transaction which could involve a conflict of interest or which involves dealings between the Correctional Systems, insiders or affiliates; (k) declare or pay any dividend other than pursuant to the terms of the Series A Preferred;
(l) enter into any agreement, commitment or plan of merger, reorganization or consolidation that would result in the Correctional Systems acquiring any business entity, or any division or segment of a business entity; or (m) file a registration statement under the Securities Act.

     ADDITIONAL APPROVALS. The Stockholders' Agreement provides that the following actions require the prior approval of the Director designated by the holders of the Series A Preferred:

       (i) increasing the cash compensation of any executive by more than Five Percent (5%) per year;

      (ii) granting any stock options or entering into any phantom option plans;

     (iii) terminating or replacing any of the four most senior executives;

      (iv) increasing the number of the directors composing the Board;

       (v) causing Correctional Systems or any Subsidiary to enter into any business other than the business presently conducted; and

      (vi) forming any Subsidiary or causing it to issue any debt or equity securities.

     MANDATORY SALE. The Stockholder's Agreement provides that if Correctional Systems has not been sold, merged with a public company or has not been the subject of a Qualified Public Offering (as defined in the Stockholders' Agreement) by July 21, 2003, or if Correctional Systems fails to report a profit in any calendar year beginning with the calendar year ending December 31, 1999, then the parties thereto will upon the request of the holders of Series A Preferred take such action as is necessary or appropriate to cause Correctional Systems or its outstanding securities to be sold within in six (6) months after delivery of the sale request.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

     2.1      Certificate of Incorporation*

     2.2      By-laws*

     6.1 City Detention Facility Operations and Management Agreement (Correctional Services, Inc. and the City of Alhambra)*

     6.2 Agreement Between the County of Orange and Sentencing Concepts, Inc. for the Provision of Supervised Electronic Confinement Services*

     9.1 Amended and Restated Stockholders' Agreement, dated as of August 31, 1998**

*Incorporated by reference to exhibits filed with Form 10-SB/A filed January 11, 2000

**Incorporated by reference to Exhibit D filed with Schedule 13D filed February 7, 2000, by Daniel J. Verwiel, John Forren, Martin Rickler, Patricia
A. Verwiel, Estate of Lawrence G. Grossman, and William L. Garrison.

                                    PART F/S

Annual Report on Form 10-SB
Correctional Systems, Inc. and Subsidiaries

                                                                                                               PAGE
Report of Independent Public Accountants......................................................................F - 2

Consolidated Balance Sheets as of December 31, 1999 and 1998 .................................................F - 3

Consolidated Statements of Operations for the Years Ended December 31, 1999 and 1998 .........................F - 4

Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1999 and 1998 ...............F - 5

Consolidated Statements of Cash Flows for the Years Ended December 31, 1999 and 1998 .........................F - 6

Notes to Consolidated Financial Statements....................................................................F - 8


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Correctional Systems, Inc.:

We have audited the accompanying consolidated balance sheets of CORRECTIONAL SYSTEMS, INC. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Correctional Systems, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

San Diego, California
March 8, 2000



CORRECTIONAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets - December 31, 1999 and 1998

                                     ASSETS

                                                                                        1999                   1998
                                                                                  ---------------       ---------------
Cash                                                                                   $  472,488            $  489,096
Accounts receivable, net of bad debt reserve of $5,000 and $10,000                        792,746               513,228
Other current assets                                                                       63,075                  (100)
                                                                                  ---------------       ---------------
       Total current assets                                                             1,328,309             1,002,224
                                                                                  ---------------       ---------------
Property and equipment:

  Land                                                                                    105,278                78,000
  Building                                                                              1,314,336               262,000
  Furniture and equipment                                                                 348,824               116,449
    Less:  accumulated depreciation                                                       (98,371)              (32,145)
                                                                                  ---------------       ---------------
       Total property and equipment                                                     1,670,067               424,304
                                                                                  ---------------       ---------------
Related party notes and interest receivable                                               109,333               103,333
Goodwill, net of accumulated amortization of $90,004 and $25,565                        1,231,971             1,295,766
Other intangibles, net of accumulated amortization of $27,151 and $6,818                  582,849               603,182
Deposits and other assets                                                                  17,374                15,970
                                                                                  ---------------       ---------------
                                                                                       $4,939,903            $3,444,779
                                                                                  ===============       ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Line of credit                                                                         $        -            $   40,887
Accounts payable                                                                          188,281               129,831
Accrued liabilities                                                                       140,802               107,549
Accrued compensation                                                                      217,254               100,816
Current portion of long-term debt                                                         132,170               106,776
Deferred revenue                                                                           81,459                71,512
                                                                                  ---------------       ---------------
       Total current liabilities                                                          759,966               557,371
                                                                                  ---------------       ---------------
Long-term debt, net of current portion                                                  1,156,681                     -
Deferred income taxes                                                                       2,621                     -

Commitments and Contingencies

Shareholders' equity:
    Convertible preferred stock, $.001 par value, 10,000,000
    shares authorized, 3,363,636 shares of Series A issued and
    outstanding                                                                             3,364                 3,364

    Common stock, $.001 par value, 40,000,000 shares authorized,
       3,644,400 shares issued and outstanding                                              3,644                 3,644
    Additional paid-in capital                                                          3,691,317             3,674,817
    Accumulated deficit                                                                  (677,690)             (794,417)
                                                                                  ---------------       ---------------
                                                                                        3,020,635             2,887,400
                                                                                  ---------------       ---------------
                                                                                       $4,939,903            $3,444,779
                                                                                  ===============       ===============


The accompanying notes are an integral part of these consolidated financial statements.
                                     F-3

CORRECTIONAL SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
For the Years Ended December 31, 1999 and 1998


                                                                                   1999                1998
                                                                              ---------------     ---------------
Revenues                                                                           $6,731,006         $2,702,409
                                                                              ---------------    ---------------
Expenses:

   Salaries and wages                                                               2,923,939          1,269,512
   Depreciation and amortization                                                      147,790             50,685
   Other operating expenses                                                         2,052,935            703,407
   General and administrative expenses                                              1,406,471            707,197
                                                                              ---------------    ---------------
       Total expenses                                                               6,531,135          2,730,801
                                                                              ---------------    ---------------
  Operating income (loss)                                                             199,871            (28,392)

Other income (expense):
  Interest income and expense, net                                                    (57,960)             2,377
  Other expense                                                                        (4,799)            (2,393)
                                                                              ---------------    ---------------
       Total other income (expense)                                                   (62,759)               (16)
                                                                              ---------------    ---------------
       Income (loss) before provision for income taxes                                137,112            (28,408)

Provision for income taxes                                                             20,385               -
                                                                              ---------------    ---------------
Net income (loss)                                                                  $  116,727         $  (28,408)
                                                                              ===============    ===============

Basic net income (loss) per share                                                  $      .03         $    (0.01)

Diluted net income (loss) per share                                                $      .02         $    (0.01)
                                                                              ===============    ===============
Weighted average common shares outstanding - basic                                  3,424,400          2,861,067

Weighted average common shares outstanding - diluted                                6,793,758          2,861,067


CORRECTIONAL SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity
For the Years Ended December 31, 1999 and 1998




                                                  PREFERRED                               COMMON                       ADDITIONAL
                                    ----------------------------------     ----------------------------------            PAID-IN
                                         SHARES              AMOUNT             SHARES              AMOUNT               CAPITAL
                                    -----------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1997                   -         $       -              2,494,400          $2,494           $   936,726

     Issuance of common
       stock for
       acquisition of
       SCI                                     -                 -              1,150,000            1,150               573,850

     Issuance of
       preferred stock,
       net of offering
       costs of $52,395                 3,363,636             3,364                    -                -              2,164,241

     Net loss                                   -                 -                    -                -                      -
                                    -------------        ----------         -------------       ----------       ---------------
BALANCE AT DECEMBER 31, 1998            3,363,636             3,364             3,644,400            3,644             3,674,817

     Net income                                 -                 -                     -                -                     -

     Issuance of stock
       options for
       compensation                             -                 -                     -                -                16,500
                                    -------------        ----------         -------------       ----------       ---------------
BALANCE AT DECEMBER 31, 1999            3,363,636           $ 3,364             3,644,400          $ 3,644            $3,691,317
                                    =============        ==========         =============       ==========       ===============





                                         ACCUMULATED
                                           DEFICIT               TOTAL
                                    -----------------------------------
BALANCE AT DECEMBER 31, 1997           $(766,009)            $  173,211

     Issuance of common
       stock for
       acquisition of
       Sentencing Concepts, Inc.               -                575,000

     Issuance of
       preferred stock,
       net of offering
       costs of $52,395                        -              2,167,605

     Net loss                            (28,408)               (28,408)
                                    -------------       ---------------
BALANCE AT DECEMBER 31, 1998            (794,417)             2,887,408

     Net income                          116,727                116,727

     Issuance of stock
       options for
       compensation                      -                       16,500
                                    -------------       ---------------
Balance at December 31, 1999            $(677,690)           $3,020,635
                                    =============       ===============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

CORRECTIONAL SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Years Ended December 31, 1999 and 1998

                                                                                   1999                1998
                                                                             ----------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)                                                              $   116,727        $   (28,408)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                                    147,790             50,685
     Stock options issued as compensation                                              16,500                  -
     Increase in accounts receivable                                                 (279,518)          (221,404)
     Increase in other current assets                                                 (63,175)                 -
 Increase in deposits and other assets                                                 (1,404)                 -
     Increase (decrease) in accounts payable                                           58,450           (146,555)
     Increase (decrease) in accrued liabilities                                        33,253           (203,242)
     Increase in accrued compensation                                                 116,438             18,633
     Increase in deferred revenue                                                       9,947             30,343
     Increase in deferred income taxes                                                  2,621                  -
                                                                            ------------------------------------
                  Net cash provided by (used in) operating activities                 157,629           (499,948)
                                                                            ------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Payments for acquired companies, net of cash acquired                                    -         (1,205,611)
   Purchase of land and depreciable assets                                           (738,631)           (30,889)
   Payments received from related parties                                                   -             30,000
   Related party notes interest receivable                                             (6,000)            (4,326)
   Loans to related parties                                                                 -           (100,000)
   Proceeds from asset disposal                                                         6,776                  -
                                                                            ------------------------------------
                  Net cash used in investing activities                              (737,856)        (1,310,826)
                                                                            ------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of preferred stock, net                                           -          2,167,605
   Borrowings on notes payable                                                        788,576                  -
   Payments on notes payable                                                         (184,070)            (6,959)
   Borrowings on line of credit                                                             -             14,525
   Payments on line of credit                                                         (40,887)                 -
                                                                            ------------------------------------
                  Net cash provided by financing activities                           563,619          2,175,171
                                                                            -----------------  -----------------
INCREASE (DECREASE) IN CASH                                                           (16,608)           364,397

CASH, beginning of year                                                               489,096            124,699
                                                                            -----------------  -----------------
CASH, end of year                                                                 $   472,488        $   489,096
                                                                            =================  =================

(continued)



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

CORRECTIONAL SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Years Ended December 31, 1999 and 1998

(continued)



                                                                                   1999                1998
                                                                             ----------------    -----------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVATES:
   Acquisition of Sentencing Concepts, Inc.:

     Accounts receivable                                                             $      -          $  36,907
     Furniture and equipment                                                                -             14,164
     Other assets                                                                           -             11,020
     Accounts payable                                                                       -           (550,428)
     Notes payable                                                                          -           (113,735)
                                                                                 ------------     --------------
                                                                                     $      -          $(602,072)
                                                                                 ============     ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING
ACTIVITIES:

   Assets acquired under capital lease obligations                                   $ 77,569          $       -
                                                                                 ============     ==============
   Austin Recovery Center assets acquired by issuance of note payable                $500,000          $       -
                                                                                 ============     ==============
SUPPLEMENTAL DISCLOSURE OF OTHER INFORMATION:
   Interest paid                                                                     $ 80,305          $   7,058
                                                                                 ============     ==============
   Taxes paid                                                                        $      -          $       -
                                                                                 ============     ==============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

CORRECTIONAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999 and 1998


1.       DESCRIPTION OF BUSINESS AND RISK FACTORS

         DESCRIPTION OF BUSINESS

         Correctional Systems, Inc. and subsidiaries ("CSI" individually or the "Company" collectively) was incorporated in the state of California on March 31, 1994. In October 1999, the Company reincorporated in the state of Delaware. CSI operates correctional facilities on behalf of cities and counties under the terms of multi-year contracts with local governmental agencies. The population of the correctional facilities typically consists of arrestees, self-pay inmates, sentenced county work furlough inmates, sentenced federal inmates serving short-term sentences and individuals requiring detoxification. As a result of an acquisition in 1998 (see Note 3), the Company also operates a community correction facility known as Reality House, Inc. (RHI). RHI primarily provides work furlough programs and counseling, funded by the Bureau of Prisons. The Company's subsidiary, Sentencing Concepts, Inc. (SCI), also acquired in 1998 (see Note 3), provides non-imprisonment alternatives to individuals who would have otherwise been subject to standard judicial punishment. The services include electronic home monitoring; drug, alcohol, and anger management counseling; and drug use testing. The Company has contracts with various municipal judicial systems to provide these services.

         RISK FACTORS

         Based on total assets and annual revenues, the Company is significantly smaller than many of its competitors. These competitors include large privately-held and publicly-held companies that have substantially greater financial, marketing and other resources than the Company. These companies offer services and operate in the markets in which the Company competes. The services offered by these companies in some cases are similar to the services that the Company offers. The Company expects that competition will increase substantially as a result of industry consolidations and alliances, as well as the emergence of new competitors. There can be no assurance that the Company will be able to compete successfully with existing or new competitors or that competitive pressures faced by the Company will not materially and adversely effect its business, operating results and financial condition.

         The Company has grown internally, by procuring agreements to operate correctional facilities, and externally, by acquiring existing operators of correctional facilities. The Company intends to continue its development and growth in this manner. Its ability to manage this development and intended growth will depend on the efforts of its key management and employees. The Company plans to use incentives, including competitive compensation and stock plans, to retain well-qualified employees and attract new employees to accommodate any expansion. There can be no assurance, however, that the Company will be able to retain and attract personnel with the requisite capabilities and experience. The loss of one or more current key management personnel could also materially adversely effect the Company.

         The Company anticipates that it will need to undertake private placements or a public offering of its securities at a future date, depending upon market conditions, in order to obtain sufficient capital to implement its intended growth plan. No assurance can be given that it will be successful in raising additional investment capital in the future, or that, if it is successful, the financial resources obtained will be sufficient to successfully carry out the Company's intended growth plan. The company believes, based on its business plan that it has sufficient capital on both the short and long-term to meet its business objectives, using both the available cash and the Company's positive working capital position. However, there is no assurance that the Company will not need additional capital in the future.

         The Company's largest customer is the Federal Bureau of Prisons
         (BOP) which accounted for nearly 22% and 15% of the Company's total net revenue for the years ended December 31, 1999 and 1998, respectively. This customer accounted for approximately 30% and 14% of the Company's total accounts receivable on December 31, 1999 and 1998, respectively. At December 31, 1999 the Company had three separate community pre-release center contracts with BOP. If the Company were to experience difficulty in continuing to provide services to this customer, or collecting these accounts receivable, it could have a material adverse effect on the Company's business financial condition and results of operations. In addition, a loss of this customer could materially and adversely affect the Company's net revenue.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         CONSOLIDATION

         The consolidated financial statements include the accounts of CSI and its wholly-owned subsidiaries, SCI and RHI. All significant intercompany accounts and transactions have been eliminated.

         CASH

         Cash includes cash in readily available checking and money market accounts.

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method as follows:

                 Building                                   40 years
                 Furniture and equipment                    3 to 5 years

         GOODWILL AND INTANGIBLES

         Goodwill is amortized on a straight-line basis over a period not to exceed 20 years. Other intangibles, which represent certain operating rights (see Note 3), are amortized on a straight-line basis over a period not to exceed 40 years.

         LONG-LIVED ASSETS

         The Company accounts for long-lived assets in accordance with Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets" ("SFAS No. 121"). SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held by an entity be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company periodically re-evaluates the carrying value and estimated lives of its long-lived assets based on expected undiscounted cash flows and recognizes impairments, if any.

         REVENUE RECOGNITION

         Revenue is generally recognized as services are provided under the provisions of contracts entered into with governmental agencies, either at a fixed monthly rate or at a net rate per day per inmate.

         Under contracts entered into by SCI, the Company must provide services to all clients referred by the judicial process, regardless of the client's ability to pay. Further, the contracts allow for SCI to charge its clients fees based on a prearranged sliding fee schedule. SCI contracts do not guarantee a specified level of revenue nor do they provide for reimbursement for losses relating to servicing clients who are unable to pay. As a result, portions of SCI's clients receive services for nominal or for no fees. Accordingly, losses for services provided are recognized when identified. Fees received in advance of services are recorded as deferred revenue until services are rendered.

         NET INCOME (LOSS) PER SHARE

         Basic and diluted net income (loss) per share for the years ended December 31 1999 and 1998 have been computed using the weighted average number of shares of common stock outstanding during the period pursuant to Statement of Financial Accounting Standards No. 128, "Earnings Per Share." For 1998, the weighted average number of shares does not include the dilutive effect of any stock options or convertible preferred stock, as the effect would be antidilutive. For 1999, the reconciliation between the weighted average common shares outstanding for basic earnings per share compared to diluted earnings per share includes the assumed conversion of preferred stock of 3,363,636 shares and the assumed exercise of 30,000 stock options. Shares held in escrow until certain conditions are met are excluded from the weighted average number of shares outstanding in 1999 and 1998.

         INCOME TAXES

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities reflect the future tax consequences of the temporary difference between the financial reporting and tax basis of assets and liabilities using current enacted tax rates.

         STOCK BASED COMPENSATION

         Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," requires that the Company either recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on new fair value accounting rules or using the intrinsic value method and provide proforma disclosure as if the fair value method had been applied. The Company has elected to use the intrinsic value method with proforma disclosure of the fair value method (see Note 7).

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

         FAIR VALUE OF THE FINANCIAL INSTRUMENTS

         The carrying value amounts of cash, accounts receivable, other current assets, accounts payable, and accrued liabilities approximate fair value because of the short-term nature of those instruments. Based on borrowing rates currently available to the Company for credit arrangements with similar terms, the carrying amounts of balances under capital lease and notes payable obligations approximate fair value.

         NEW ACCOUNTING STANDARDS

         In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosure About Segments Of An Enterprise and Related Information". SFAS No. 131 requires that public business enterprises report financial and descriptive information about its reportable segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company operates in one segment (privatized correctional services).

         In 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." This statement is effective for fiscal years beginning after December 15, 1997. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. During the periods presented, the Company had no items required to be disclosed as components of comprehensive income.

         In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that the Company's revenue recognition policies comply with the applicable provisions of SAB 101.

         RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform with the current year presentation.

3.        ACQUISITIONS AND RELATED PRO FORMA INFORMATION

         On August 1, 1998, the Company acquired 100% of the common stock of RHI and the separately owned building in which RHI operates, in exchange for approximately $1,411,500 in cash. The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of RHI have been included in these consolidated financial statements from August 1, 1998. All acquired assets and liabilities of RHI and the operating building have been recorded at estimated fair market values on August 1, 1998, based on an independent appraisal.
         The excess cost over the fair market value of the tangible net assets and identified intangible assets acquired was allocated to goodwill in the amount of $335,176, which is being amortized on a straight-line basis over a 20 year period. Identified intangible assets in the amount of $610,000, represent a special use permit that allows the property to be operated as a community corrections facility. This intangible asset is being amortized on a straight-line basis over a 40 year period, which equals the estimated economic useful life of the operating building. In 1999, the Company entered into a debt agreement under which RHI's assets were pledged as security (see Note 10).

         On September 1, 1998 the Company acquired 100% of the common stock of SCI in exchange for 1,150,000 shares of the Company's common stock with an estimated fair market value of $575,000. This estimated fair value was based on management's assessment of the relative value of the Company's common stock compared to its preferred stock issued in July 1998 (see Note 4). The acquisition of SCI was accounted for under the purchase method of accounting. Accordingly, the results of operations of SCI have been included in these consolidated financial statements from September 1, 1998. All acquired tangible and intangible assets and liabilities of SCI have been recorded at estimated fair market value on September 1, 1998, based on an independent appraisal. The excess cost over the fair market value of the tangible net assets and identifiable intangible assets acquired was allocated to goodwill in the amount of $986,000, which is being amortized over 20 years using the straight-line method. The SCI purchase agreement includes the following provisions:

                  ESCROWED SHARES

                  A total of 270,000 shares issued to SCI principals were placed in escrow to be released to the principals of SCI as follows:
                  i) 20,000 shares were released effective July 31, 1999, as a result of continued employment at SCI by one of the principals; ii) 100,000 shares were released effective July 31, 1999, as a result of no claims filed under the indemnity clause of the agreement; iii) 50,000 shares will be released on July 31, 2000 if the principal remains employed at SCI on that date; and iv) 100,000 shares will be released upon repayment in full of all amounts outstanding under notes receivable from the SCI principals (see Note 6).

                  LONGEVITY AND PERFORMANCE PERIOD OPTIONS

                  600,000 stock options were granted to the previous owners of SCI with the following vesting requirements: 50,000 options will vest upon the principals' continued employment with the Company, through January 1, 2002 and 50,000 options will vest upon the principals' continued employment with the Company, through January 1, 2003. The remaining 500,000 options shall vest if profitability levels of SCI are achieved as defined during a pre-determined performance period subsequent to the acquisition. The preliminary unaudited earnings of SCI during the performance period indicate that the required profitability was not achieved. Consequently, the 500,000 options would be terminated immediately. However, a final determination of the profitability is not expected to be made until mid fiscal year 2000. If the required profitability was achieved, the applicable vested options will be accounted for as compensation expense, with the measurement being equal to the difference between the exercise price ($.83) and the fair market value of the stock on the measurement date.

                  LONGEVITY AND EARN-OUT PERIOD OPTIONS

                  The Company entered into employment agreements with the principals of SCI through August 2000. The agreements included base salaries and the issuance of 230,000 additional stock options with an exercise price of $0.20 per share, of which 200,000 options will vest if profitability levels of SCI are achieved as defined during a pre-determined earn-out period subsequent to the acquisition; and 30,000 options that vested on July 31, 1999 as a result of continued employment at SCI by one of the principals, resulting in a compensation charge of $16,500 in 1999. The preliminary unaudited earnings of SCI during the earn-out period indicate that the required profitability was not achieved. Consequently, the 200,000 options would be terminated immediately. However, a final determination of the profitability is not expected to be made until mid fiscal year 2000. If achieved, the vested options will be accounted for as compensation expense, with the measurement being equal to the difference between the exercise price and the fair market value of the stock on the measurement date.

         Certain shares contingently issuable under these agreements were previously reported as a component of goodwill. Upon further review, the Company determined that such shares should not be recorded until the contingency is resolved, and, accordingly, previously reported goodwill and accrued liabilities were reduced by approximately $230,000 in the accompanying balance sheet.

         On a pro forma basis, had the SCI and the RHI acquisitions taken place on January 1, 1998, and January 1, 1997, respectively, the Company would have recorded revenue, net loss, and basic and diluted net loss per share as follows:

                                                                                       PRO FORMA (UNAUDITED)
                                                                                   YEAR ENDED DECEMBER 31, 1998
                                                                                   ----------------------------
                  Revenue                                                                 $   4,826,489
                  Net loss                                                                $    (163,633)
                  Basic and diluted net loss per share                                    $       (0.05)

         In July 1999, the Company entered into an asset purchase agreement with Austin Recovery Center, Inc. (ARC) under which certain assets of an operating subdivision of ARC known as the McCabe Center were acquired and certain contract rights were assumed by the Company with purchase price allocated to the land and building acquired based on independent appraisal. The consideration paid under the agreement was $1,050,000, of which $550,000 was paid in cash and $500,000 is payable under a secured promissory note with monthly payments due through July 2011 (see Note 10). This transaction was accounted for as an asset purchase.

4.       SALE OF PREFERRED STOCK

         On July 31, 1998, the Company entered into a stock purchase agreement with First Analysis Securities Corporation (FASC), under which FASC purchased 3,363,636 shares of Series A preferred stock for $2,220,000 in cash. In connection with this transaction, the Company incurred $52,395 in direct costs, which are netted against the proceeds in the statement of shareholders' equity. The agreement specified that $500,000 of the $2,200,000 be allocated to fund expansion activities by SCI.

         Series A preferred stock is convertible at the option of the shareholder, in whole or in part, at any time. The Series A preferred stock is automatically converted into common stock upon a conversion event, as defined by the agreement. Generally, a conversion event is a public offering of the Company's common stock in which gross proceeds are at least $20,000,000. The conversion rate initially is one share of common stock for each share of Series A preferred stock. The number of shares of common stock issuable upon conversion of the preferred stock and the conversion price shall be adjusted from time to time, based upon certain events as defined by the agreement. Additionally, if at any time the Company issues additional shares of common stock, or securities convertible into common stock, for a consideration per share of common stock less than the conversion price in effect at the time of such issuance, then the conversion price in effect immediately prior to the issuance of such additional shares of common stock shall be reduced to a price per share equal to the consideration per share received for the additional shares of common stock.

         The preferred stock has voting rights equal to the number of shares of common stock issuable upon conversion. As long as the preferred stock is outstanding, the Company is restricted from certain acts, as defined by the agreement, without the affirmative vote of a majority of Series A stockholders. Such restricted acts include, among other things, certain merger activity, limitations on indebtedness and certain types of equity transactions. If the Company is voluntarily or involuntarily liquidated, the preferred stockholders shall be entitled to receive, prior to distributions to any holder of common stock, a per share amount equal to the preferred stock original issue price in addition to all accrued but unpaid preferred dividends, if any. Upon distribution of the Series A liquidation preference, the remaining assets would be distributed to common and preferred stockholders on a pro rata basis.

         The holders of the preferred stock are entitled to dividends or other distributions entitled to holders of common stock in the same amount as such holder would receive if preferred stock were converted to common stock.

5.       INCOME TAXES

         Significant components of the 1999 income tax provision are as follows:

                  Federal income tax provision
                    Current                           $ 10,607
                    Deferred                                 -

                  State income tax provision
                    Current                              7,157
                    Deferred                             2,621
                                                   -----------
                                                      $ 20,385
                                                   ===========

         Income taxes at the statutory rate is reconciled to the Company's actual provision as follows:

                                                                         AMOUNT          PERCENT
                                                                      ----------        -----------
                 Tax at federal statutory rates                          $46,619           34.0%

                 State income tax, net of federal tax benefit              6,454            4.7%

                 Utilization of net operating loss                       (30,812)         (22.5%)

                 Non-deductible expenses                                   1,275            1.0%

                 Benefit of graduated rates                               (3,151)          (2.3%)
                                                                      ----------        -----------
                 Provision for income tax                                $20,385           14.9%
                                                                      ==========        ===========

         Due to the change in ownership percentages as a result of the issuance of preferred stock to First Analysis Securities Corporation (see Note 4), in accordance with federal tax law, the utilization of the net operating losses incurred prior to the change in ownership will be limited to $6,400 per year. Subsequent to the preferred stock transaction, the Company incurred $22,000 of additional net operating losses during 1998, which are not limited. The NOL carry forward for federal and state tax purposes is approximately $120,000 and $25,000, respectively. The Company's combined net operating losses expire in 2018. At December 31, 1999, the only significant deferred tax asset or liability is the asset related to the net operating loss carryforward. Due to uncertainty of future realization, the Company has recorded a full valuation allowance against this deferred tax asset.

6.       RELATED PARTY NOTES AND INTEREST RECEIVABLE

         As of December 31, 1999, related party notes receivable consisted of two $50,000 loans (plus accrued interest at 7%) due from officers (the President and Chief Operating Officer) of SCI. The loans are secured by CSI common stock owned by the officers and held in escrow (see Note 3). Principal and interest are due on July 31, 2003.

7.       EMPLOYEE STOCK OPTION PLAN

         The Company has reserved 1,500,000 shares of common stock for future issuance under an employee stock option plan. Options are generally granted at fair market value at the date of grant, expire ten years after the date of grant and fully vest within four years of the date of grant.

         The following table summarizes stock option plan activity for the years ended December 31, 1999 and 1998:

                                                                         PLAN         WEIGHTED AVERAGE
                                                                        OPTIONS        EXERCISE PRICE
                                                                  ---------------     ----------------
         Outstanding, December 31, 1997                                 1,114,625           $0.60
           Granted                                                        404,350           $0.89
           Forfeited                                                     (317,175)          $0.60
                                                                  ---------------
         Outstanding, December 31, 1998                                 1,201,800           $0.70
           Granted                                                         51,805           $0.67
           Forfeited                                                      (51,750)          $0.61
                                                                  ---------------
         Outstanding, December 31, 1999                                 1,201,855           $0.70
                                                                  ===============
         Exercisable, December 31, 1999                                   473,980           $0.78
                                                                  ===============

         The following table summarizes stock option related to the SCI acquisition for the years ended December 31, 1999 and 1998.

                                                                         SCI
                                                                        STOCK       WEIGHTED AVERAGE
                                                                       OPTIONS       EXERCISE PRICE
                                                                     -----------    ----------------
         Outstanding, December 31, 1997                                 -                 $   -
           Granted                                                       830,000          $0.51
           Forfeited                                                    -                 $   -
                                                                     -----------
         Outstanding, December 31, 1998                                  830,000          $0.51
           Granted                                                      -                 $   -
           Forfeited                                                    -                 $   -
                                                                     -----------
         Outstanding, December 31, 1999                                  830,000          $0.51
                                                                     ===========
         Exercisable, December 31, 1999                                   30,000          $0.20
                                                                     ===========


         As permitted, the Company has adopted the disclosure only provisions of SFAS No. 123. Accordingly, no compensation expense has been recognized for options granted, except for certain options granted to an SCI principal (see Note 3). Had compensation expense been determined based on the fair value accounting rules under SFAS No. 123 at date of grant for the 1999 and 1998 awards, the Company's net income (loss) would have been the pro forma amounts as follows:

                                                                       1999              1998
                                                                  ---------------  ---------------
              Net income (loss) - as reported                     $   116,727      $   (28,408)
              Net income (loss) - pro forma                       $    90,320      $   (40,911)
              Net income (loss) per basic share                   $      0.03      $     (0.01)
              Net income (loss) per diluted share                 $      0.01      $     (0.01)


         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model and using the following weighted average assumptions for grants in 1999 and 1998:

                                                                     1999               1998
                                                                    -------            -------
              Risk-free interest rate                                  6.04%              5.74%
              Expected lives                                         4 Years            4 Years
              Expected volatility                                    162.72%            115.06%
              Expected dividend yield                                  0.00%              0.00%

8.       COMMITMENTS AND CONTINGENCIES

         The Company leases certain office space, facilities, and equipment under operating lease agreements. The Company is obligated to make future minimum lease payments as of December 31, 1999 as follows:

                           2000                                  $   239,506
                           2001                                      147,598
                           2002                                      135,534
                           2003                                      135,850
                           2004                                      132,300
                           Thereafter                                460,800
                                                             ---------------
                           Total                                  $1,251,588
                                                             ===============

         Total rent expense for 1999 and 1998 was $146,082 and $48,054, respectively.

         The Company is involved in various legal matters in the ordinary course of its business activities. In the opinion of management, the outcome of such matters is not expected to have a material adverse impact on the Company's financial position or results of operations.

9.       LINE OF CREDIT

         During 1999 and 1998, the Company had a line of credit with a bank, which provided for borrowings of up to $50,000 at an annual interest rate of 11%. The line of credit was fully repaid on April 28, 1999 with the account being closed on May 28, 1999.

         On December 2, 1999, the Company opened a line of credit with a bank, which provided for borrowings up to $500,000 at an annual rate of 1% plus prime lending rate (7.25% APR as of December 31, 1999). At December 31, 1999, the Company had not drawn on this line of credit.

10.      LONG-TERM DEBT OBLIGATIONS

         During 1999, the Company entered into two significant debt agreements. The first agreement is a promissory note payable to ABN Amro for $788,400 under which the real property used in the operations of RHI is secured as collateral. The second agreement is a promissory note payable to Austin Recovery Center, Inc. for $500,000 under which the real property used in the operations of the McCabe Center is secured as collateral.

         The Company's long-term debt as of December 31, 1999 and 1998 consists of the following:

                                                                                            1999           1998
                                                                                      --------------- ---------------
              ABN Amro, secured by real property with
               interest at 9.288% and monthly principal
               and interest payments of $12,800, maturing
               July 2006                                                                   $733,343       $      -

              Austin Recovery Center, Inc., secured by
               real property with interest at 8% and
               monthly principal and interest payments of
               $5,412, maturing July 2011                                                    489,466             -

              Michael Criscell, former owner of RHI unsecured
               with 8% interest and monthly interest payments
               of $667 maturing May 20, 1999                                                       -       100,000



              Other notes payable secured by equipment,
               with interest rates ranging from 6% to 26%
               and due at various dates through
               September 2004                                                                66,042           6,776
                                                                                      --------------- ---------------
              Total                                                                        1,288,851        106,776
              Less current portion                                                           132,170        106,776
                                                                                      --------------- ---------------
              Total long-term debt                                                        $1,156,681     $    -
                                                                                      ==============  ===============

         A schedule of maturities of long-term debt is as follows for the years ended December 31:

                                                      CAPITAL
                                     NOTES PAYABLE     LEASES          TOTAL
                                     -------------    -------       ----------
  2000                               $  228,981       $16,452       $  245,433
  2001                                  228,981        14,239          243,220
  2002                                  222,205        14,239          236,444
  2003                                  222,205        14,239          236,444
  2004                                  221,590         3,231          224,821
  Thereafter                            619,588           -            619,588
                                     ----------       -------       ----------
  Total                               1,743,550        62,400       $1,805,950
  Less amount representing interest     493,648        23,453          517,101
                                     ----------       -------       ----------
  Present value of payments           1,249,907        38,946        1,288,851
  Less current portion                  124,406         7,764          132,170
                                     ----------       -------       ----------
  Long-term obligations, net         $1,125,501       $31,182       $1,156,681
                                     ==========       =======       ==========

11.      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                    Quarter Ended
                                               ---------------------------------------------------
                                                    03/31/99          06/30/99           09/30/99         12/31/99
                                               ---------------   ---------------   ---------------    ---------------
         Revenue                                    $1,517,737        $1,490,006        $2,010,843         $1,712,420
         Operating expenses and other                1,473,549         1,467,026         1,984,066          1,689,638
                                               ---------------   ---------------   ---------------    ---------------

         Net income                               $     44,188       $    22,980      $     26,777       $     22,782
                                               ===============   ===============   ===============    ===============
         Weighted average common shares
          outstanding                                3,374,400         3,374,400         3,374,400          3,374,400
         Basic net income per share              $       0.013      $      0.007     $       0.008      $       0.007
                                               ===============   ===============   ===============    ===============

         Weighted average common shares
          outstanding                                3,374,400         3,374,400         3,374,400          3,374,400
         Preferred convertible shares                3,363,636         3,363,636         3,363,636          3,363,636
         Incremental shares in longevity
          options                                            -                 -            12,848             10,039
                                               ---------------   ---------------   ---------------  -----------------
         Diluted weighted average common
          shares outstanding                         6,738,036         6,738,036         6,830,884          6,868,075

         Diluted net income per share            $       0.007      $      0.003     $       0.004      $       0.003
                                               ===============   ===============   ===============    ===============

                                                                   Quarter Ended
                                               ---------------------------------------------------
                                                    03/31/98          06/30/98           09/30/98         12/31/98
                                               ---------------   ---------------   ---------------  -----------------
         Revenue                                   $   381,849      $    466,686    $      818,359   $      1,338,090
         Operating expenses and other                  397,369           499,044           749,738          1,387,241
                                               ---------------   ---------------   ---------------  -----------------

         Net income (loss)                         $   (15,520)     $    (32,358)   $       68,621   $        (49,151)
                                               ===============   ===============   ===============    ===============
         Weighted average common shares
          outstanding                                2,494,400         2,494,400         3,081,067          3,374,400
         Basic and diluted net income
          (loss) per share                         $    (0.006)     $     (0.013)   $       0.022    $         (0.015)
                                               ===============   ===============   ===============    ===============

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CORRECTIONAL SYSTEMS, INC.
                                       a California Corporation

Date: April 7, 2000

                                       /s/ John R. Forren
                                       --------------------------
                                       By: John R. Forren
                                       Its: President, Chief Executive Officer
                                            and Director



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



April 7, 2000                                     /s/ John R. Forren
                                       ----------------------------------------
                                               John R. Forren, Director


April 7, 2000                                   /s/  William L. Garrison
                                       ----------------------------------------
                                             William L. Garrison, Director


April 7, 2000                                    /s/  Daniel J. Verwiel
                                       ---------------------------------------
                                              Daniel J. Verwiel, Director


April 7, 2000
                                       ---------------------------------------
                                              James R. MacDonald, Director


April 7, 2000
                                       ---------------------------------------
                                                Gary Maynard, Director


April 7, 2000                                    /s/ R. Andrew Gately
                                       ---------------------------------------
                                       R. Andrew Gately, Chief Financial Officer