Form 10QSB
period 2000-03-31
CORRECTIONAL SYSTEMS INC
filed 2000-05-15
CIK 1010032

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       MARCH 31, 2000
                              -----------------------------

/ /      Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _______________ to ______________________

Commissioner file number     000-28295
                        --------------------



                           CORRECTIONAL SYSTEMS, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

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


                                 (858) 566-9816
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes      X                         No
            -------------                      -------------

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Age after the distribution of securities under a plan confirmed by a court.

         Yes      X                         No
            -------------                      -------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:         3,644,400 SHARES
                                          ---------------------------------

Transitional Small Business Disclosure Format (check one):

         Yes                                No       X
            -------------                      -------------

                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements.

                  Correctional Systems, Inc. and Subsidiaries
                    Condensed Consolidated Balance Sheets

Assets

                                                                              MARCH 31,
                                                                                2000               DECEMBER 31,
                                                                             (Unaudited)               1999
                                                                             ----------            ----------
Current Assets
Cash                                                                           $472,618              $472,488
Accounts Receivable Net of Allowances of $5,000                                 827,638               792,746
Other Current Assets                                                             68,670                63,075
                                                                             ----------            ----------
                   Total Current Assets                                       1,368,926             1,328,309
                                                                             ----------            ----------

Property and Equipment:
Land                                                                            105,278               105,278
Building                                                                      1,321,219             1,314,336
Furniture and Equipment                                                         352,418               348,824
Less: Accumulated Depreciation                                                 (123,835)              (98,371)
                                                                             ----------            ----------

                  Total Property and Equipment                                1,655,080             1,670,067
                                                                             ----------            ----------

Related Party Notes and Interest Receivable                                     109,333               109,333
Goodwill Net of Accumulated Amortization of $105,215 and $90,004,
  respectively                                                                1,216,116             1,231,971
Other Intangibles, net of accumulated amortization of $32,605 and
  $27,151, respectively                                                         577,395               582,849
Deposits and Other Assets                                                        34,094                17,374
                                                                             ----------            ----------

                                                                             $4,960,944            $4,939,903
                                                                             ==========            ==========

Liabilities and Shareholders' Equity
Current Liabilities
Accounts Payable                                                               $194,877              $188,281
Accrued Liabilities                                                             462,821               439,515
Current Portion of Long - Term Debt                                             133,104               132,170
                                                                             ----------            ----------

                 Total Current Liabilities                                      790,802               759,966
                                                                             ----------            ----------

Long - Term Debt Net of Current Portion                                       1,123,889             1,156,681
Deferred Income Taxes                                                             2,621                 2,621

Commitment and Contingencies

Shareholders' Equity
Convertible Preferred Stock,$.001 Par Value,10,000,000 Shares
  Authorized 3,363,636 Shares of Series A Issued and Outstanding                  3,364                 3,364

Common Stock, $.001 Par Value, 40,000,000 Shares Authorized,
  3,644,400 Shares Issued and Outstanding                                         3,644                 3,644
Additional Paid-In Capital                                                    3,691,317             3,691,317
Accumulated Deficit                                                            (654,693)             (677,690)
                                                                             ----------            ----------

                                                                              3,043,632             3,020,635
                                                                             ----------            ----------
                                                                             $4,960,944            $4,939,903
                                                                             ==========            ==========

             The accompanying notes are an integral part of
                     these financial statements.

                  Correctional Systems, Inc. and Subsidiaries
                Condensed Consolidated Statements of Operations
                           For the Quarters Ended
                                 Unaudited


                                                                                       MARCH 31,
                                                                              ------------------------------
                                                                                2000                 1999
                                                                              ---------            ---------
Revenues                                                                     $2,065,240           $1,517,737

Expenses:
    Salaries and Wages                                                          815,137              601,629
    Depreciation and Amortization                                                47,435               34,717
    Other Operating Expenses                                                    834,793              531,853
    General and Administrative Expenses                                         309,119              288,997
                                                                              ---------            ---------
           Total Expenses                                                     2,006,484            1,457,196
                                                                              ---------            ---------

Operating Income                                                                 58,756               60,541

Other Income (Expense)
    Interest Expense, Net                                                      (25,890)              (2,399)
    Other Expenses                                                              (2,654)
                                                                              ---------            ---------
           Total Other Income (Expense)                                        (28,544)              (2,399)
                                                                              ---------            ---------
Income Before Provision for Income Taxes                                         30,212               58,142
Provision for Income Taxes                                                        7,215               13,954
                                                                              ---------            ---------

Net Income                                                                      $22,997              $44,188
                                                                              =========            =========

Basic Income Per Share                                                           $ 0.01               $ 0.01
Diluted Income Per Share                                                         $ 0.00               $ 0.01
Weighted Average Common Shares Outstanding - Basic                            3,494,400            3,374,400
Weighted Average Common Shares Outstanding - Diluted                          6,866,479            6,738,036

             The accompanying notes are an integral part of
                     these financial statements.

                  Condensed Consolidated Statements of Cash Flows
                             For the Quarters Ended:
                                   Unaudited


                                                                                        MARCH 31,
                                                                              ------------------------------
                                                                                  2000               1999
                                                                                ---------          ---------
Cash Flows From Operating Activities:
Net Income                                                                        $22,997            $44,188
Adjustments to Reconcile Net Income to Net Cash Provided by
   (Used in) Operations
   Depreciation and Amortization                                                   47,435             34,717
   Increase in Accounts Receivable                                                (34,892)           (40,883)
   Increase in Other Current Assets                                                (5,595)            (5,662)
   Increase in Deposits and Other Assets                                           (7,883)           (11,475)
   Increase (Decrease) in Accounts Payable                                          6,596            (56,553)
   Increase (Decrease) in Accrued Liabilities                                      23,306            (16,869)
                                                                                ---------          ---------

Net Cash Provided by (Used In) Operations                                          51,964            (52,537)
                                                                                ---------          ---------

Cash Flows from Investing Activities:

  Purchase of Fixed Assets and Other                                             (19,976)                  -
                                                                                ---------          ---------

Net Cash Used in Investing Activities                                            (19,976)
                                                                                ---------          ---------

Cash Flows From Financing Activities:
Borrowing on Notes Payable                                                             -               9,325
Payments on Notes Payable                                                        (31,858)                  -
Payments on Line of Credit                                                             -              (1,206)
                                                                                ---------          ---------

Net Cash Provided by (Used In) Financing Activities                              (31,858)              8,119
                                                                                ---------          ---------

Increase (Decrease) in Cash                                                          130             (44,418)

Cash, Beginning of Year                                                          472,488             489,096
                                                                                ---------          ---------
Cash, End of Period                                                             $472,618            $444,678
                                                                                =========          =========

             The accompanying notes are an integral part of
                     these financial statements.

                  Correctional Systems, Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                Unaudited
                             March 31, 2000


1.      Basis of Presentation

             The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, refer to the audited consolidated financial statements for the fiscal year ended December 31, 1999 and footnotes thereto, included in the Company's Annual Report on Form 10-KSB which was filed with the Securities and Exchange Commission. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2000.

             The Company was incorporated in the state of California on March 31, 1994. In October 1999 the Company reincorporated in the state of Delaware. CSI operates correctional facilities on behalf of counties under the terms of multi-year contracts with local government agencies. The population of the correctional facilities typically consists of arrestees, self-pay inmates, sentenced county work furlough inmates, sentenced federal inmates serving short-term sentences and individuals requiring detoxification. Through a subsidiary, the Company also operates a community corrections facility known as Reality House, Inc. (RHI). RHI primarily provides work furlough programs and counseling, funded by the Bureau of Prisons. The Company's subsidiary, Sentencing Concepts, Inc. (SCI), provides non-imprisonment alternatives to individuals who would have otherwise been subject to standard judicial punishment. The services include electronic home monitoring, drug, alcohol, and anger management counseling; and drug use testing. The Company has contracted with various municipal judicial systems to provide these services.

             Risk Factors

             Based on total assets and annual revenues, the Company is significantly smaller than many of its competitors. These competitors include large privately-held and publicly-held companies that have substantially greater financial, marketing and other resources than the Company. These companies offer services and operate in markets in which the Company competes. The services offered by these companies in some cases are similar to the services that the Company offers. The Company expects that competition will increase substantially as a result of industry consolidations and alliances, as well as the emergence of new competitors. There can be no assurance that the Company will be able to compete successfully with the existing or new competitors or that competitive pressures faced by the Company will not materially and adversely effect its business, operating results and financial condition.

             The Company has grown internally, by procuring agreements to operate correctional facilities, and externally, by acquiring existing operators of correctional facilities. The Company intends to continue its development and growth in this manner. Its ability to manage this development and intended growth will depend on the efforts of its key management and employees. The Company plans to use incentives, including competitive compensation and stock plans, to retain well-qualified employees and attract new employees to accommodate any expansion. There can be no assurance, however, that the Company will be able to retain and attract personnel with the requisite capabilities and experience. The loss of one or more current key management personnel could also materially effect the Company.

             The Company anticipates that it will need to undertake private placement or a public offering of its securities at a future date, depending upon the market conditions, in order to obtain sufficient capital to implement its intended growth plan. No assurance can be given that it will be successful in raising additional investment capital in the future, or that, if it is successful, the financial resources obtained will be sufficient to successfully carry out the Company's intended growth plan. The Company believes, based on its intended business plan, that it has sufficient capital in the short term to meet its business objectives, using both available cash and the Company's positive working capital position. However, there is no assurance that the Company will not need additional capital in the future.

2.       Summary of Significant Accounting Policies

             The consolidated financial statements include the accounts of CSI and its wholly-owned subsidiaries, SCI and RHI. All significant intercompany accounts and transactions have been eliminated.

             Cash

             Cash includes cash in readily available checking accounts and money markets.

             Property and Equipment

             Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method.

             Goodwill and Intangibles

             Goodwill is amortized on a straight-line basis over a period not to exceed 20 years. Other intangibles, which represent certain operating rights, are amortized on a straight-line basis over a period not to exceed 40 years.

             Long-Lived Assets

             The Company accounts for long-lived assets in accordance with Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets" ("SFAS No. 121"). SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held by an entity be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company periodically re-evaluates the carrying value and estimated lives of its long-lived assets based on expected undiscounted cash flows and recognizes impairments, if any.

             Revenue Recognition

             Revenue is generally recognized as services are provided under provisions of contracts entered into with governmental agencies, either at a fixed monthly rate or at a net rate per inmate.

             Under contracts entered into by SCI, the Company must provide services to all clients referred by the judicial process, regardless of the client's ability to pay. Further, the contracts allow for SCI to charge its clients fees based on a prearranged sliding fee schedule. SCI contracts do not guarantee a specified level of revenue nor do the provide for reimbursement for losses relating to servicing clients who are unable to pay. As a result, portions of SCI's clients receive services for a nominal or for no fees. Accordingly, losses for services provided are recognized when identified. Fees received in advance of services are recorded a deferred revenue until services are rendered.

             Net Income Per Share

             Basic and diluted net income per share for the 3 months ended March 31, 2000 and 1999 have been computed pursuant to Statement of Financial Accounting Standards No. 128,
             "Earnings Per Share". For 1999, the reconciliation between the weighted average common shares outstanding for basic earnings per share compared to diluted earnings per share includes the assumed conversion of preferred stock of 3,363,636 shares and the assumed exercise of 30,000 stock options. Shares held in escrow until certain conditions are met are excluded from the weighted average number of shares outstanding in 2000 and 1999.

             Income Taxes

             The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." Under SFAS 109, deferred assets and liabilities reflect the future tax consequences of the temporary differences between the financial reporting and tax basis of assets and liabilities using current enacted tax rates.

             Stock Based Compensation

             Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation," requires that the Company either recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on new fair value accounting rules or using intrinsic value method and provide proforma disclosure as if the fair value method had been applied. The Company has elected to use the intrinsic value method with proforma disclosure of fair value method.

             Use of Estimates

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimated.

             Fair Value of Financial Instruments

             The carrying amount of cash, accounts receivable, other current assets, accounts payable, and accrued liabilities approximate fair value because of the short-term nature of those instruments. Based on borrowing rates currently available to the Company for credit arrangements with similar terms, the carrying amounts of balances under capital lease and notes payable obligations approximate fair value.

             Recent Accounting Pronouncements

             Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS No. 133") establishes accounting and reporting standards for derivative interments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not believe the adoption of SFAS No. 133 will have an impact on the financial statements.


             Certain reclassifications have been made to the March 31, 1999 financial statements to conform to the March 31, 2000 presentation.

3.       Acquisition of McCabe Center

             In July 1999, the Company entered into an asset purchase agreement with Austin Recovery Center, Inc. ("ARC"), under which certain assets of an operating subdivision of ARC known as the McCabe Center were acquired and certain contract rights were assumed by the Company. The consideration paid under the agreement was $1,050,000, of which $550,000 was paid in cash and $500,000 is payable under a secured promissory note with monthly payments due through July 2011 (see Note 4). This transaction was accounted for as an asset purchase.

4.       Long-Term Debt Obligations

             During 1999, the Company entered into two significant debt agreements. The first agreement is a promissory note payable to ABN Amro for $788,400, under which the real property used in the operations of RHI is secured as collateral. The second agreement is a promissory note payable to Austin Recovery Center, Inc. for $500,000, under which the real property used in the operations of the McCabe Center is secured as collateral.

             The Company's long-term debt as of March 31, 2000 and December 31, 1999 consists of the following:


                                                                                2000        1999
                                                                          ------------    -----------

              ABN Amro, secured by real property with interest at 9.288%
               and monthly principal and interest payments of $12,800,
               maturing July 2006                                           $  711,804    $   733,343

              Austin Recovery Center, Inc., secured by real property with interest at 8% and monthly principal and interest payments
               of $5,412, maturing July 2011                                   482,975        489,466

              Other notes payable, secured by equipment, with interest
               rates ranging from 6% to 26% and due at various dates
               through September 2004                                           62,214         66,042
                                                                          ------------    -----------
              Total                                                          1,256,993      1,288,851
              Less - current portion                                           133,104        132,170
                                                                          ------------    -----------
              Total long-term debt                                          $1,123,889    $ 1,156,681
                                                                          ============    ===========

             A schedule of maturities on long-term debt is as follows for the years ended December 31:

                                                                             Capital
                                                          Notes Payable      Leases          Total
                                                          -------------    ----------   -------------
              2000                                          $   171,736       $12,339     $   184,075
              2001                                              228,981        14,239         243,220
              2002                                              222,205        14,239         236,444
              2003                                              222,205        14,239         236,444
              2004                                              221,590         3,231         224,821
              Thereafter                                        619,588          -            619,588
                                                          -------------    ----------   -------------
              Total                                           1,686,305        58,287       1,744,592
              Less - amount representing interest               469,162        18,437         487,599
                                                          -------------    ----------   -------------
              Present value of payments                       1,217,143        39,850       1,256,973
              Less - current portion                            127,472         5,632         133,104
                                                          -------------    ----------   -------------
              Long-term obligations, net                     $1,089,671       $34,218      $1,123,889
                                                          =============    ==========   =============

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS OR PLAN OF OPERATION.

The following financial analysis should be read in conjunction with the Company's financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Annual Report on Form 10K-SB and for the 3 months ended March 31, 2000, included in form 10Q-SB. Interim results are not necessarily indicative of the operating results for the entire year.

Statements in this section regarding anticipated capital expenditures and anticipated performance in future periods constitutes forward looking statements within the meaning of the Securities Exchange Act of 1934. These statements are subject to certain risks and uncertainties that could cause actual amounts to differ materially from those projected. We believe these forward looking statements are reasonable; however, undue reliance should not be placed on such forward looking statements, which are based on current expectations.

With respect to anticipated capital expenditures, we have made certain assumptions regarding, among other things, maintenance of existing facilities and equipment, availability and desirability of new technologically advanced equipment, installation and start up times, cost estimates and continued availability of financial resources. The estimated amount of capital expenditures is subject to certain risks, including, among other things, the risk that unexpected capital expenditures will be required and unexpected costs and expenses will be incurred.

General

At present, the Company has contracts to manage nine city jails and one county jail, three community pre-release centers and an alternative sentencing division.

The Company's largest customer is the Federal Bureau of Prisons. If the Company were to experience difficulty in continuing to provide services to this customer, or collecting these accounts receivable, it could have a material adverse effect on the Company's business financial conditions and results of operations. In addition, a loss of this customer could materially and adversely affect the Company's net revenue.

City / County Jail Operations.

With the exception of the Seal Beach facility, each of the contracts provides that the Company will be reimbursed for all of its direct operating costs and certain overhead expenses in addition to a management fee that is either fixed or a percentage of operating expenses. These contracts require the Company to operate within certain annual budget restrictions. In the event that the jail's operating costs exceed the budgeted amounts, the city is no longer obligated to pay the management fee. In contrast to the other jails, the Seal Beach facility primarily houses Bureau of Prison and self-pay inmates on a per diem bases. The Seal Beach agreement provides for payment to Correctional Systems of a amount based upon operating income; in the event there is no operating income, the Company is responsible for one-half of the operating expenses.

The population of these jails is arrestees, self-pay inmates, sentenced county work furlough inmates and federal inmates serving short-term sentences.

All of these jails are in Los Angeles/Orange County California, with the exception of the Lincoln County New Mexico operations.

Community Pre-Release Centers

At present, the Company has 3 pre-release community corrections centers. Reality House ("RHI"), a wholly owned subsidiary, is located in Brownsville Texas and the capacity to house 65 inmates. As its primary source of revenue, the facility has a contract with the Bureau of Prisons that runs though the year 2000. The Company has submitted a bid to renew this contract and management believes that the contract will be re-awarded to the Company.

Mid-Valley House is located in McAllen, Texas and has the capacity to house 60 inmates. As its primary source of revenue the facility has contract with the Bureau of Prisons that runs though the year 2003.

McCabe Center, a Company owned facility, is located in Austin, Texas and has the capacity to house 55 inmates. In addition to the contract with the Bureau of Prisons, that runs though the year 2000, the facility also has a contract with the US Courts to house inmates during pre-trial arraignment in addition to group and individual counseling. The Company's management has submitted a bid to renew the Bureau of Prisons contract and management believes that the contract will be re-awarded to the Company.

As part of the Bureau of Prisons contracts, the community pre-release centers monitor low risk offenders that are on home confinement.

Alternative Sentencing Division

The Company's wholly-owned subsidiary, Sentencing Concepts, Inc., ( "SCI" ), provides alternatives to imprisonment for low risk offenders. SCI's programs provide punishment options, i.e. home detention via electronic monitoring, rehabilitative counseling, educational programs and substance abuse testing. SCI has contracts with various judicial agencies to provide these services.

Currently SCI provides services to more than 1,000 offenders with California offices in Anaheim, Lake Forrest, Stockton, San Luis Obispo and Santa Barbara. SCI provides monitoring programs in the following California counties: San Luis Obispo, Santa Barbara, Orange County San Joaquin and Placer County.

RESULTS OF OPERATIONS

Correctional Systems, Inc. revenues are recognized as services are provided either on a fixed fee arrangement, percentage of expenses, per diem rate or fee for service.

The Company's largest operating expenses are salaries and related payroll taxes. Substantially all other operating expenses consist of food, subsistence items, medical services related items, insurance, equipment rental, cost associated with the sale of drug testing patches and other general operating expenses. The Company believes that as the inmate population increases at the pre-release centers and the Seal Beach facility and the clientele increases at SCI, operating profits will improve. However, since a portion of the Company's operations consist of effectively fixed fee contracts with cities/counties to manage jails, increases in the inmate population, at these facilities, will have little or no impact on the Company's operating margins.

The Company's general administrative expenses consist of officers and administrative personnel salaries as well as legal, accounting, other professional fees and travel.

QUARTER ENDED MARCH 31, 2000 COMPARED TO QUARTER ENDED MARCH 31, 1999.

The following table sets forth the Company's revenues and expenses for the quarter ended March 31:

                                                                     %                                %
                                                     2000        OF REVENUE            1999       OF REVENUE
                                                     ----        ----------            ----       ----------
Revenues                                       $2,065,240              100%      $1,517,737             100%
Salaries and Wages                                815,137               39%         601,629              40%
Depreciation and Amortization                      47,435                2%          34,717               2%
Other Operating Expenses                          834,793               40%         531,853              35%
General and Administrative Expenses               309,119               16%         288,997              19%
Operating Income                                   58,756                3%          60,541               4%
Interest Income ( Expense ) Net                   (25,890)              (1%)         (2,399)        -
Other (Expenses)                                   (2,654)        -                 -               -
Pre-Tax Income                                     30,212                2%          58,142               4%
Provision for Taxes                                 7,215                1%          13,954               1%
Net Income                                     $   22,997                1%      $   44,188               3%
Basic Income Per Share                         $     0.01         -              $     0.01         -
Diluted Income Per Share                       $     0.00         -              $     0.01         -

In 2000, the increase in revenue of 36% over the same period in 1999, was due primarily to the addition of the McCabe pre-release center (13% of revenue) and the Whittier city jail (4% of revenue), and SCI's increased revenues from electronic monitoring and drug testing patches offset by a reduction in revenues at the RHI pre-release center.

In 2000, the increase in salaries and wages of 35% over the same period in 1999, was due primarily to the Company's expansion mentioned above, i.e. the addition of the McCabe pre-release center and the Whittier city jail and SCI's increase in salary and wages.

In 2000, the increase in depreciation and amortization of 36% over the same period in 1999, was due primarily to depreciation associated with the McCabe pre-release center and certain capital leases.

Operating expenses consists primarily of food, supplies and insurance. In 2000, the increase in other operating expenses of 57% over the same period in 1999, was due to the addition of the McCabe pre-release center and the Whittier city jail and additional expenses associated with the SCI growth.

In 2000, the increase in general and administrative expenses of 7% over the same period in 1999, was due to the additional staff and expenses required to keep pace with the Company's expansion.

In 2000, the increase in interest expense of 979% over the same period in 1999 was due to the long-term financing on the RHI facility, completed in April 1999, of approximately $712,000 and the note payable issued in connection with the acquisition of the McCabe facility, in July 1999, of approximately $483,000.

In 2000 the decrease in the provision for income taxes of 48% over the same period in 1999 is due a reduction in pre-tax profit.

LIQUIDITY AND CAPITAL RESOURCES:

Cash generated from operations for the 3 months ended March 31, 1999 was $51,964 as compared to cash used in operations of ($52,537) for the same period in 1999. This was due primarily to a decrease in accounts receivable of $40,175 and an increase in accounts payable of $60,149 over the same period in 1999 offset by a decrease in net income. However, cash generated from operations during 2000 will not be sufficient to provide long-term growth because of the capital-intensive nature of the Company's business. As a result, the Company is continuously looking for new sources of funds to finance growth.

The Company's working capital requirements have increased due to growth. Management believes cash flows from operations will be sufficient to enable the Company to meet our working capital requirements for the next 12 months. However, in order to implement future growth plans, future equity financing will be required.

Based on total assets and annual revenues, the Company is significantly smaller than many of its competitors. These competitors include large privately-held and publicly-held companies that have substantially greater financial, marketing and other resources than the Company. These companies offer services and operate in markets in which the Company competes. The services offered by these companies in some cases are similar to the services that the Company offers. The Company expects that competition will increase substantially as a result of industry consolidations and alliances, as well as the emergence of new competitors. There can be no assurance that the Company will be able to compete successfully with the existing or new competitors or that competitive pressures faced by the Company will not materially and adversely effect its business, operating results and financial conditions.

PART II - OTHER INFORMATION

Item 1--Legal proceedings

The Company is involved in routine litigation and proceedings in the ordinary course of business. The Company is not currently involved in any other pending litigation matters, which the Company believes would have material adverse effect on the Company.

Item 2--Changes in Securities

None

Item 3--Defaults in Senior Securities

None

Item 4--Submission of Matters to a Vote of Securities Holders

None

Item 5--Other Information

None

Item 6--Exhibits and Reports on Form 8-K

None



                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CORRECTIONAL SYSTEMS, INC.
                                       a California Corporation

Date: May 15, 2000

                                       /s/ JOHN R. FORREN
                                       --------------------------
                                       By:  John R. Forren
                                       Its: President, Chief Executive Officer
                                            and Director