Form 10QSB
period 2000-06-30
CORRECTIONAL SYSTEMS INC
filed 2000-08-14
CIK 1010032

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

__X___ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   JUNE 30, 2000
                               -----------------------

_____    Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _______________ to ______________________

Commission file number __ 000-28295 __
                         -----------



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

         Yes      X                         No
            ---------------                   -------

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Age after the distribution of securities under a plan confirmed by a court.

         Yes __________             No ____________

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes
of common equity, as of the latest practicable date:     3,644,400 SHARES
                                                     ----------------------

Transitional Small Business Disclosure Format (check one):

         Yes __________                     No ______X________

                                     PART I

                              FINANCIAL INFORMATION


Item 1.  Financial Statements.

Correctional Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
Unaudited

Assets

                                              JUNE 30, 2000     DECEMBER 31,1999
                                              -------------     ----------------
Cash                                              $  268,698         $  472,488
Accounts Receivable Net of Allowances              1,021,886            792,746
Other Assets                                          62,013             63,075
                                                   ---------          ---------
                   Total Current Assets            1,352,597          1,328,309
                                                   ---------          ---------

Property and Equipment:
Land                                                 105,278            105,278
Building                                           1,328,218          1,314,336
Furniture and Equipment                              355,485            348,824
Less: Accumulated Depreciation                      (149,550)           (98,371)
                                                   ---------          ---------

                  Total Property and Equipment     1,639,431          1,670,067
                                                   ---------          ---------

Related Party Notes and Interest Receivable          109,333            109,333
Goodwill Net of Accumulated Amortization           1,198,818          1,231,971
Other Intangibles, net of accumulated amortization   572,437            582,849
Deposits and Other Assets                             32,536             17,374
                                                      ------             ------

                                                  $4,905,152         $4,939,903
                                                  ==========         ==========

Liabilities and Shareholders' Equity
Accounts Payable                                    $158,133           $188,281
Accrued Liabilities                                  494,320            439,515
Current Portion of Long - Term Debt                  137,990            132,170
                                                     -------            -------

                 Total Current Liabilities           790,443            759,966
                                                     -------            -------

Long - Term Debt Net of Current Portion            1,086,401          1,156,681
Deferred Income Taxes                                  2,621              2,621

Commitment and Contingencies

Shareholders' Equity
Convertible Preferred Stock,$.001 Par Value,
  10,000,000 Shares
Authorized 3,363,636 Shares of Series A
  Issued and Outstanding                               3,364              3,364

Common Stock, $.001 Par Value, 40,000,000 Shares
  Authorized,
3,644,400 Shares Issued and Outstanding                3,644              3,644
Additional Paid-In Capital                         3,691,317          3,691,317
Accumulated Deficit                                 (672,638)          (677,690)
                                                   ---------          ---------
                                                   3,025,687          3,020,635
                                                   ---------          ---------
                                                  $4,905,152         $4,939,903
                                                  ==========         ==========


Correctional Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

Unaudited                                                                              June 30,
                                                              FOR THE 3 MONTHS ENDED             FOR THE 6 MONTHS ENDED
                                                              ----------------------             ----------------------
                                                                 2000           1999                2000           1999
                                                                 ----           ----                ----           ----
Revenues                                                      $2,123,841   $1,490,006         $4,189,081     $3,007,743

Expenses:
    Salaries and Wages                                           991,447      650,519          1,806,584      1,252,148
    Depreciation and Amortization                                 47,308       33,200             94,743         67,917
    Other Operating Expenses                                     694,029      427,647          1,528,822        959,500
    General and Administrative Expenses                          387,599      339,508            696,718        628,505
                                                              ----------   ----------          ---------      ---------
           Total Expenses                                      2,120,383    1,450,874          4,126,867      2,908,070
                                                              ----------   ----------          ---------      ---------

Operating Income                                                   3,458       39,132             62,214         99,673

Other Income (Expense)
    Interest Income and (Expense), Net                           (26,167)      (6,985)           (52,057)        (9,384)
    Other Expenses                                                (2,451)      (1,910)            (5,105)        (1,910)
                                                              ----------   ----------          ---------      ---------
           Total Other Income (Expense)                          (28,618)      (8,895)           (57,162)       (11,294)
                                                              ----------   ----------          ---------      ---------
Income (Loss) Before Provision for Taxes                         (25,160)      30,237              5,052         88,379
                                                              ----------   ----------          ---------      ---------
Provision (Benefit) for Taxes                                     (7,215)       7,257            ---0---         21,211
                                                              ----------   ----------          ---------      ---------
Net Income (Loss)                                              $ (17,945)  $   22,980             $5,052        $67,168
                                                              ==========   ==========          =========      =========

Basic Income (Loss) Per Share                                  $   (0.01)  $     0.01              $0.00          $0.02
Diluted Income (Loss) Per Share                                $   (0.01)  $     0.00              $0.00          $0.01
Weighted Average Common Shares Outstanding - Basic             3,494,400    3,374,400          3,494,400      3,374,400
Weighted Average Common Shares Outstanding - Diluted           3,494,400    6,738,036          6,866,479      6,738,036


Correctional Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the 6 Months Ended:

Unaudited

                                                                                     JUNE 30,
                                                                                     --------
                                                                            2000                1999
                                                                            ----                ----

Cash Flows From Operating Activities:
Net Income                                                               $ 5,052            $  67,168
Adjustments to Reconcile Net Income to Net Cash:
   Depreciation and Amortization                                          94,743               67,918
   Increase in Accounts Receivable                                      (229,140)            (215,627)
   (Increase) Decrease in Other Current Assets                             1,062               (8,972)
   (Increase) in Deposits and Other Assets                               (15,162)             (41,342)
   Increase (Decrease) in Accounts Payable                               (30,148)              13,246
   Increase (Decrease) in Accrued Liabilities                             54,805                3,304
                                                                       ---------            ---------

Net Cash Provided by (Used In) Operations                               (118,788)            (114,305)
                                                                       ---------            ---------

Cash Flows from Investing Activities:

  Purchase of Fixed Assets                                               (20,542)             (40,352)
                                                                       ---------            ---------

Net Cash Used in Investing Activities                                    (20,542)             (40,352)
                                                                       ---------            ---------

Cash Flows From Financing Activities:
Borrowing on Notes Payable                                                     -              778,400
Payments on Notes Payable                                                (64,460)            (136,396)
                                                                       ---------            ---------

Net Cash Provide by (Used In) Financing Activities                       (64,460)             642,004
                                                                       ---------            ---------

Increase (Decrease) in Cash                                             (203,790)             487,347

Cash, Beginning of Year                                                  472,488              489,096

Cash, End of Period                                                     $268,698             $976,443
                                                                       =========            =========

Correctional Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Unaudited
June 30, 2000

1.       Description of Business and Risk Factors

         Description of Business

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and the instructions to the Form 10SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all of the adjustments necessary for a fair presentation have been included. For further information, refer to the audited consolidated financial statements for the fiscal year ended December 31, 1999 and footnotes thereto, included in the Company's Annual Report on Form 10 - KSB which was filed with the Securities and Exchange Commission. Operating results for the 6 months ended June 30, 2000 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2000

         The Company was incorporated in the state of California on March 31, 1994. In October 1999, the Company reincorporated in the state of Delaware. CSI operates correctional facilities on behalf of counties under the terms of multi-year contracts with local government agencies. The population of the correctional facilities typically consists of arrestees, self-pay inmates, sentenced county work furlough inmates, sentenced federal inmates serving short-term sentences and individuals requiring detoxification. The Company also operates a community correction facility known as Reality House, Inc. (RHI). RHI primarily provides work furlough programs and counseling, funded by the Bureau of Prisons. The Company's subsidiary, Sentencing Concepts, Inc. (SCI) provides non-imprisonment alternatives to individuals who would have otherwise been subject to standard judicial punishment. The services include electronic home monitoring, drug, alcohol, and anger management counseling; and drug use testing. The Company has contracted with various municipal judicial systems to provide these services.

         Risk Factors

         Based on total assets and annual revenues, the Company is significantly smaller than many of its competitors. These competitors include large privately-held and publicly-held companies that have substantially greater financial, marketing and other resources than the Company. These companies offer services and operate in markets in which the Company competes. The services offered by these companies, in some cases, are similar to the services that the Company offers. The Company expects that competition will increase substantially as a result of industry consolidations and alliances, as well as the emergence of new competitors. There can be no assurance that the Company will be able to compete successfully with the existing or new competitors or that competitive pressures faced by the Company will not materially and adversely effect its business, operating results and financial conditions.

         The Company has grown internally, by procuring agreements to operate correctional facilities, and externally, by acquiring existing operators of correctional facilities. The Company intends to continue its development and growth in this manner. Its ability to manage this development and intended growth will depend on the efforts of its key management and employees. The Company plans to use incentives, including competitive compensation and stock plans, to retain well-qualified employees and attract new employees to accommodate any expansion., There can be no assurance, however, that the Company will be able to retain and attract personnel with the requisite capabilities and experience. The loss of one or more current key management personnel could also materially effect the Company

         The Company anticipates that it will need to undertake private placement or a public offering of its securities at a future date, depending upon the market conditions, in order to obtain sufficient capital to implement its intended growth plan. No assurance can be given that it will be successful in raising additional investment capital in the future, or that, if it is successful, the financial resources obtained will be sufficient to successfully carry out the Company's intended growth plan. The Company believes, based on its intended business plan, that it has sufficient capital on both the short and long-term to meet its business objectives, using both available cash and the Company's positive working capital position. However, there is no assurance that the Company will not need additional capital in the future.

2.       Summary of Significant Accounting Policies

         Cash

         Cash includes cash in readily available checking accounts and money markets

         Property and Equipment

         Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets using the straight - line method.

         Goodwill and Intangibles

         Goodwill is amortized on a straight - line basis over a period not to exceed 20 years. Other intangibles, which represent certain operating rights, are amortized on a straight - line basis over a period not to exceed 40 years

         Long - Lived Assets

         The Company accounts for long - lived assets in accordance with Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long - Lived Assets" ("SFAS No. 121"). SFAS 121 requires that long - lived assets and certain identifiable intangibles to be held by an entity be reviewed for possible impairment whenever events of changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company periodically re-evaluates the carrying value and estimated lives of long - lived assets based upon expected undiscounted cash flows and recognizes impairment, if any.

         Revenue Recognition

         Revenue is generally recognized as services are provided under provision of contracts entered into with governmental agencies, either at a fixed monthly rate or at a net rate per inmate.

         Under contracts entered into by SCI, the Company must provide services to all clients referred by the judicial process, regardless of the client's ability to pay. Further, the contracts allow SCI to charge its clients fees based on a prearranged sliding fee schedule. SCI contracts do not guarantee a specified level of revenue nor to they provide for reimbursement for losses relating to servicing clients who are unable to pay. As a result, portions of SCI's clients receive services for a nominal or for no fees. Accordingly, losses for services provided are recognized when identified. Fees received in advance of services are recorded as deferred revenue.

         Net Income Per Share

         Basic and diluted net income per share for the 6 months ended June 30, 2000 and 1999 have been computed using a weighted average number of shares of common stock outstanding during the period pursuant to Statement of Financial Accounting Standards No. 128, "Earning Per Share". For 1999 the reconciliation between the weighted average common shares outstanding for basic earning per share compared to diluted earnings per share includes the assumed conversion of preferred stock 3,363,636. Shares held in escrow until certain conditions are met are excluded from the weighted average number of shares outstanding in 2000 and 1999

         Income Taxes

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes". Under SFAS 109, deferred assets and liabilities reflect the future tax consequences of the temporary differences between the financial reporting and tax basis of assets and liabilities using current enacted tax rates.

         Stock Based Compensation

         Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation," requires that the Company either recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on new fair value accounting rules of using intrinsic value method and provide proforma disclosure as if the fair value method had been applied. The Company has elected to use the intrinsic value method with proforma disclosure of fair value method.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ form those estimates.

         Fair Value of Financial Instruments

         The carrying amount of cash, accounts receivable, other current assets, accounts payable, and accrued liabilities approximate fair value because of the short - term nature of those instruments. Based on borrowing rates currently available to the Company for credit arrangements with similar terms, the carrying amounts of balances under capital lease and notes payable obligations approximate fair value.

3.        Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes new accounting and reporting standards for companies to report information about derivative instruments, including certain derivatives instruments embedded in other contracts ( collectively referred to as "derivatives") and hedging activities. In

         June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, " Accounting for Derivative Instruments and Hedging Activities
         - Deferral of the Effective Date of FASB Statement No. 133. This statement amended the effective date of SFAS 133. SFAS 133 will now be effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect SFAS 133 to have a material impact on the Company's results of operations, financial position or liquidity.
         In December 1999, the Security and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements". SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. On June 26, 2000 SEC staff issued Staff Accounting Bulletin No. 101B.
         This SAB further extended, for current registrants, the required implementation date for SAB No. 101, Revenue Recognition,. Implementation of SAB 101 is required in the fourth quarter of fiscal years beginning after December 15, 1999. All registrants are expected to apply the accounting and disclosure requirements described in SAB 101. Adoption of this interpretation in not expected to have a significant effect on the Company's consolidated financial statements.

         Certain reclassifications have been made to the June 30, 1999 financial statements to conform to the June 30,2000 presentation.

4.       Acquisition of McCabe Center

         In July 1999, the Company entered into an asset purchase agreement with Austin Recovery Center, Inc. ("ARC"), under which certain assets of an operating subdivision of ARC known as the McCabe Center were acquired and certain contract rights were assumed by the Company. The consideration paid under the agreement was $1,050,000, of which $550,000 was paid in cash and $500,000 is payable under a secured promissory note with monthly payments due though 2011 (see note). This transaction was accounted for as an asset purchase.

5.       Long-Term Obligations.

         During 1999, the Company entered into 2 significant debt agreements, The first agreement is a promissory note payable to ABN Amro for $788,400, under which the real property used in the operations of RHI is secured as collateral. The second agreement is promissory note payable to Austin Recovery Center, Inc. for $500,000 under which the real property used in the operations of the McCabe Center is secured as collateral.

         The Company's long-term debt as of June 30, 2000 and December 31, 1999 consists of the following:
                                                                                       2000         1999
                                                                                      -------       -------
         ABN Amro, secured by real property with interest
         at 9.288% and monthly principal and interest
         payments of $12,800, maturing in July 2006                                  $689,764      $733,343
         Austin Recovery Center, Inc., secured by real property
         with interest at 8% and monthly principal and interest
         payments of $5,412, maturing July 2011                                       476,354       489,466
         Other notes payable, secured by equipment, with interest
         rates ranging from 6%to 26% and due at various dates
         through September 2004                                                        58,273        66,042
         Total                                                                     $1,224,391    $1,288,851

         Less current portion                                                         137,990       132,170
                                                                                      -------       -------

         Total long-term debt                                                      $1,086,401    $1,156,681
                                                                                   ==========    ==========

A schedule of maturities on long-term debt follows for the years ended June 30,
                                                  NOTES PAYABLE        CAPITAL LEASES                 TOTAL
                                                  -------------        --------------            ----------
    2001                                               $229,001               $15,630              $244,631
    2002                                                225,525                14,238               239,763
    2003                                                222,202                14,238               236,440
    2004                                                219,409                 7,117               226,526
    2005                                                192,944                     -               192,944
    Thereafter                                          395,076                     -               395,076
                                                        -------                                     -------

    Total                                             1,484,157                51,223             1,535,380
    Less - amount representing interest                 295,208                15,781               310,989
                                                        -------                ------               -------
    Present value of payments                         1,188,949                35,442             1,224,391
    Less current portion                                130,388                 7,602               137,990
                                                        -------                 -----               -------
    Long-term obligation, net                        $1,058,561               $27,840            $1,086,401
                                                     ==========               =======            ==========

6.       Subsequent Event

         In July 2000, SCI terminated its electronic monitoring subcontract with Electronic Monitoring, Inc. During the 6 months it was in effect, the subcontract generated $61,089 of electronic monitoring revenue with a pre-tax loss of $80,797.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS OR PLAN OF OPERATIONS.

The following financial analysis should be read in conjunction with the Company's financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Annual Report on Form 10K-SB and for the 6 months ended June 30, 2000, included in form 10Q-SB. Interim results are not necessarily indicative o the operating results for the entire year.

Statements in this section regarding anticipated capital expenditures and anticipated performance in future periods constitutes forward looking statements within the meaning of the Securities Exchange Act of 1934. These statements are subject to certain risks and uncertainties that could cause actual amounts to differ materially form those projected. We believe these forward-looking statements are reasonable: however, undue reliance should not be placed on such forward-looking statements, which are based on current expectations.

With respect to anticipated capital expenditures, we have made certain assumptions regarding, among other things, maintenance of existing facilities and equipment, availability and desirability of new technologically advanced equipment, installation and start up times, cost estimates and continued availability of financial resources, The estimates amount of capital expenditures is subject to certain risks, including other things, the risk that unexpected capital expenditures will be required and unexpected costs and expenses will be incurred.

General

At present, the Company has contracts to manage 9 city jails and 1 county jail, 3 community pre-release centers and an alternative sentencing division.

The Company's largest customer is the Federal Bureau of Prisons. If the Company were to experience difficulty in continuing to provide services to this customer, or collecting these accounts receivable, it could have a material adverse effect on the Company's financial conditions and results of operations, In addition, a loss of this customer could materially and adversely affect the Company's net revenue.

City / County Jail Operations.

With the exception of the Seal Beach facility, each of the contracts provides that the Company will be reimbursed for all of its direct operating costs and certain overhead expenses in addition to a management fee that is either fixed or a percentage of operating expenses. These contracts require the Company to operate within certain annual budget restrictions. In the event that the jail's operating costs exceed the budget amounts , the city is no longer obligated to pay the management fee. In contrast to the other jails, the Seal Beach facility primarily houses Bureau of Prison and self-pay inmates on a per diem basis. The Seal Beach agreement provides for payment to the Company of an amount based on operating income; in the event there is no operating income, the Company is responsible for one-half of the operating expenses.

The population of these jails are arrestees, self-pay inmates, sentenced county work furlough inmates and federal inmates serving short-term sentences.

All the jails are in Los Angeles / Orange County California, with the exception of the Lincoln County New Mexico operation.

Community Pre-Release Centers

At present, the Company has 3 community pre-release centers. Reality House ("RHI"), a wholly owned subsidiary, is located in Brownsville, Texas and has the capacity to house 65 inmates. As its primary source of revenue, the facility has a current contract with the Bureau of Prisons that runs through the year 2000. The Company has been successful in renewing this contract for an additional 5 years.

Mid-Valley House, a leased facility, is located in McAllen, Texas and has the capacity to house 60 inmates. As its primary source of revenue, the facility has a contract with the Bureau of Prisons that runs though the year 2003.

McCabe Center, a Company owned facility, is located in Austin, Texas and has the capacity to house 55 inmates. In addition to the contract with the Bureau of Prisons, that runs thorough the year 2000, the facility also has a contract with the US Courts to house inmates during pre-trail arraignment in addition to group and individual counseling. The Company's management has submitted a bid to renew the Bureau of Prisons contract and management believes that the contract will be re-awarded to the Company.

As part of the Bureau of Prisons contracts, the community pre-release centers monitor low risk offenders that are on home confinement.

Alternative Sentencing Division

The Company's wholly-owned subsidiary, Sentencing Concepts, Inc., ( "SCI" ), provides alternatives to imprisonment for low risk offenders. SCI's programs provide punishment options, i.e. home confinement via electronic monitoring, rehabilitative counseling, educational programs and substance abuse testing. SCI has contracts with various judicial agencies to provide the services. Currently SCI provides services to more than 1,000 offenders with California offices in Anaheim, Lake Forest, Stockton, San Luis Obispo and Santa Barbara. SCI provides monitoring programs in the following California counties: San Luis Obispo, Santa Barbara, Orange County, San Joaquin and Placer County.

Results of Operations

CSI's revenues are recognized as services are provided either as a fixed fee arrangement, percentage of expenses, per diem rate or fee for service.

The Company's largest operating expenses are salaries and related payroll taxes. Substantially all other operating expenses consist of food, subsistence items, medical services related items, insurance, equipment rental, cost associated with the sale of drug testing patches and other general operating expenses. The Company believes that as the inmate population increases at the pre-release centers and the Seal Beach facility and the clientele increases at SCI, the operating profits will improve. However, since a portion of the Company's operations consist of effectively fixed fee contracts with cities/counties to manage jails, increases in the inmate population at these facilities, will have little or no impact on the Company's operating margins.

The Company's general and administrative expenses consist of officers and administrative personnel salaries as well as legal, accounting, other professional fees and travel.

6 MONTHS ENDED JUNE 30, 2000 COMPARED TO 6 MONTHS ENDED JUNE 30 1999.

The following table sets forth the Company's revenues and expenses for the 6 months ended June 30,

                                                                    % of                            % of
                                                        2000       REVENUE              1999      REVENUE
                                                        ----       -------              ----      -------
Revenues                                             $4,189,081     100%             $3,007,743     100%
Salaries and Wages                                    1,806,584      43%              1,252,148      42%
Depreciation and Amortization                            94,743       2%                 67,917       2%
Other Operating Expenses                              1,528,822      38%                959,500      32%
General and Administrative Expenses                     696,718      17%                628,505      21%
Operating Income (Loss)                                  62,214       1%                 99,673       3%
Interest Income (Expense) Net                           (52,057)    (1)%                 (9,384)      -
Other Expenses                                           (5,105)      -                  (1,910)      -
Pre-Tax Income (Loss)                                     5,052       -                  88,379       3%
Provision for Taxes (Benefit)                             --0--       -                  21,211       1%
Net Income (Loss)                                        $5,052       -                 $67,168       2%
Basic Income (Loss) Per Share                             $0.00       -                   $0.02       -
Diluted Income (Loss) Per Share                           $0.00       -                   $0.01       -

For the 6 months ended June 30, 2000 the increase in revenues of 39% over the same period in 1999 was primarily due to the addition of the McCabe pre-release center (13%of revenue), the Whittier city jail (4% of revenue) and SCI's increased revenue in electronic monitoring and drug patch sales.

For the 6 months ended June 30, 2000, the increase in salaries and wages of 44% over the same period in 1999 was primarily due to the Company's expansion mentioned above, i.e. the addition of the McCabe pre-release center and the Whittier jail, in addition to SCI's increase in salaries and wages.

For the 6 months ended June 30, 2000, the increase in depreciation and amortization of 28% over the same period in 1999 was primarily due to depreciation associated with the McCabe pre-release center and certain capital leases.

For the 6 months ended June 30, 2000, the increase in other operating expenses of 59% over the same period in 1999 was primarily due to the addition of the McCabe pre-release center, the Whittier city jail and additional expenses associated with SCI's growth.

For the 6 months ended June 30, 2000, the increase in general and administrative expenses of 11% over the same period in 1999, was primarily due to the additional staff and expenses required to keep pace with the Company's expansion, in addition to a $40,000 payment to the prior owners of SCI in connection with the settlement of their earn-out agreement.

In July, SCI terminated its subcontracting electronic monitoring agreement with Electronic Monitoring, Inc. During the 6 months the agreement was in effect, it generated $61,089 of revenue, $65,906 of salaries and wages, $42,006 of other operating expenses and $34,156 of general and administrative expenses, for a pre-tax loss of $80,979.

For the 6 months ended June 30, 2000, the increase in interest expense of 454% over the same period in 1999, was due primarily to the long-term financing on the RHI facility, completed in May 1999 of approximately $778,400 and the note payable issued in connection with the acquisition of the McCabe facility, in July 1999, of approximately $483,000

For the 6 months ended June 30, 2000, the decrease in the provision for income taxes over the same period in 1999 is due to the reduction in pre-tax profits.

3 MONTHS ENDED JUNE 30, 2000 COMPARED TO 6 MONTHS ENDED JUNE 30 1999.

The following table sets forth the Company's revenues and expenses for the 3 months ended June 30,

                                                                    % of                            % of
                                                        2000      REVENUES          1999          REVENUES
                                                        ----      --------          ----          --------
Revenues                                             $2,123,841     100%          $1,490,006        100%
Salaries and Wages                                      991,447      47%             650,519         44%
Depreciation and Amortization                            47,308       2%              33,200          2%
Other Operating Expenses                                694,029      33%             427,647         29%
General Administrative Expenses                         387,599      18%             339,208         23%
Operating Income                                          3,458       -               39,432          3%
Interest Income (Expense) Net                           (26,167)     (1%)             (6,985)         -
Other (Expenses)                                         (2,451)      -               (1,910)         -
Pre Tax Income (Loss)                                   (25,160)     (1%)             30,537          2%
Provision (Benefit) for Taxes                            (7,215)      -                7,557          -
Net Income (Loss)                                    $  (17,945)     (1%)         $   22,980          2%
Basic Income (Loss) Per Share                        $    (0.01)      -           $     0.01          -
Diluted Income (Loss) Per Share                      $    (0.01)      -           $     0.00          -

For the 3 months ended June 30, 2000 the increase in revenues of 43% over the same period in 1999 was primarily due to the addition of the McCabe pre-release center, the Whittier city jail and SCI's increased revenue in electronic monitoring and drug patch sales.

For the 3 months ended June 30, 2000, the increase in salaries and wages of 52% over the same period in 1999 was primarily due to the Company's expansion mentioned above, i.e. the addition of the McCabe pre-release center and the Whittier jail, in addition to SCI's increase in salaries and wages.

For the 3 months ended June 30, 2000, the increase in depreciation and amortization of 42% over the same period in 1999 was primarily due to depreciation associated with the McCabe pre-release center and certain capital leases.

For the 3 months ended June 30, 2000, the increase in other operating expenses of 63% over the same period in 1999 was primarily due to the addition of the McCabe pre-release center, the Whittier city jail and additional expenses associated with SCI's growth.

For the 3 months ended June 30, 2000, the increase in general and administrative expenses of 14% over the same period in 1999, was primarily due to the additional staff and expenses required to keep pace with the Company's expansion, in addition to a $40,000 payment to the prior owners of SCI in connection with the settlement of their earn-out agreement.

In July, SCI terminated its subcontracting electronic monitoring agreement with Electronic Monitoring, Inc. During the 3 months ended June 30, 2000, the agreement generated $40,725 of revenue, $40,233 of salaries and wages, $17,517 of other operating expenses and $12,081 of general and administrative expenses, for a pre-tax loss of $29,106.

For the 3 months ended June 30, 2000, the increase in interest expense of 275% over the same period in 1999, was due primarily to the long-term financing on the RHI facility, completed in May 1999 of approximately $778,400 and the note payable issued in connection with the acquisition of the McCabe facility, in July 1999, of approximately $483,000

For the 3 months ended June 30, 2000, the decrease in the provision for income taxes over the same period in 1999 is due to the reduction in pre-tax profits.

Liquidity and Capital Resources:

For the 6 months ended June 30, 2000, cash used in operations was $(118,788) as compared to cash used in operations of $(114,305) for the same period in 1999.This was due primarily to a net increase in accounts payable and accrued expenses and additional depreciation and amortization, offset by a reduction in net income, an increase in accounts receivable and net decrease in deposits and other assets.

For the 6 months ended June 30, 2000, the decrease in cash of $(203,790) from the $487,347 generated in cash during the same period in 1999, was primarily due to the financing of the RHI facility in May of 1999.

Due to the capital-intensive nature of the Company's business, it is continuously looking for new sources of funds to finance growth.

The Company's working capital requirements have increase due to growth. Management believes cash flows from operations will be sufficient to enable the Company to meet working capital needs for the next 12 months. However, in order to implement future growth plans, addition equity financing will be required.

Based on total assets and annual revenues, the Company is significantly smaller than many of its competitors, These competitors include large privately-held and publicly-held companies that have substantially greater financial, marketing and other resources than the Company. These companies offer services and operate in markets in which the Company competes. The services offered by these companies, in some case, are similar to the services that the Company offers. The Company expects that competition will increase substantially as a result of industry consolidations and alliances, as well as the emergence of new competitors. There can be no assurance that the Company will be able to compete successfully with existing or new competitors or that competitive pressures faced by the Company will not materially and adversely effect its business, operating results and financial condition.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company is involved in routine litigation and proceedings in the ordinary course of business. The Company is not curently involved in any other perding litigation matters, which the Compnay believes would have a material adverse effect on the Company.

ITEM 2 - CHANGES IN SECURITIES

         None

ITEM 3 - DEFAULTS IN SENIOR SECURITIES

         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None

ITEM 5 - OTHER INFORMATION

         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         27  Financial Data Schedule

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exhcange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CORRECTIONAL SYSTEMS, INC.
                                         a California Corporation

Date: August 14, 2000

                                         /s/ JOHN R. FORREN
                                         ----------------------------
                                         By:  John R. Forren
                                         Its: President, Chief Executive Officer
                                              and Director