Form 10QSB
period 2000-09-30
CORRECTIONAL SYSTEMS INC
filed 2000-11-14
CIK 1010032

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

000-28295
(Commission File Number)

CORRECTIONAL SYSTEMS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0607766 (I.R.S. Employer Identification No.)

6910 “A” Miramar Road San Diego, California (Address of Principal Executive Offices)	92121 (Zip Code)

(858) 566-9816
(Issuer’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

             Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

             Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Age after the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

Applicable only to corporate issuers

             State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,644,400 SHARES

             Transitional Small Business Disclosure Format (check one): Yes [  ] No [x]

PART I
FINANCIAL INFORMATION

Item 1.   Financial Statements

CORRECTIONAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2000	December 31, 1999

Assets
Cash	$299,930	$472,488
Accounts receivable net of allowances	1,048,034	792,746
Other assets	56,461	63,075

Total current assets	1,404,425	1,328,309

Property and equipment:
Land	105,278	105,278
Building	1,332,314	1,314,336
Furniture and equipment	415,035	348,824
Less: accumulated depreciation	(182,414)	(98,371)

Total property and equipment	1,670,213	1,670,067

Related party notes and interest receivable	109,333	109,333
Goodwill net of accumulated amortization	1,182,183	1,231,971
Other intangibles, net of accumulated amortization	566,983	582,849
Deposits and other assets	28,100	17,374

	$4,961,237	$4,939,903

Liabilities and shareholders’ equity
Accounts payable	$164,921	$188,281
Accrued liabilities	513,242	439,515
Current portion of long-term debt	147,606	132,170

Total current liabilities	825,769	759,966

Long-term debt net of current portion	1,077,393	1,156,681
Deferred income taxes	5,637	2,621

Shareholders’ equity
Convertible preferred stock, $.001 par value, 10,000,000 shares authorized, 3,363,636 shares of series A issued and outstanding	3,364	3,364
Common stock, $.001 par value, 40,000,000 shares authorized, 3,644,400 shares issued and outstanding	3,644	3,644
Additional paid-in capital	3,691,317	3,691,317
Accumulated deficit	(645,887)	(677,690)

Total Shareholders’ Equity	3,052,438	3,020,635

	$4,961,237	$4,939,903

CORRECTIONAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	September 30,

	For the 3 Months Ended		For the 9 Months Ended

	2000	1999	2000	1999

Revenues	$2,173,377	$2,010,843	$6,362,458	$5,018,586

Operating Expenses:
Salaries and wages	837,732	735,692	2,477,833	1,987,840
Depreciation and amortization	54,951	42,756	149,694	110,673
Other operating expenses	860,415	844,047	2,555,720	1,803,547
General and administrative expenses	359,665	334,423	1,056,383	962,928

Total operating expenses	2,112,763	1,956,918	6,239,630	4,864,988

Operating income	60,614	53,925	122,828	153,598

Other expenses:
Interest income and expense, net	(26,228)	(18,474)	(78,285)	(27,858)
Other expenses	(3,713)	(218)	(8,818)	(2,128)

Total other expense	(29,941)	(18,692)	(87,103)	(29,986)

Income before provision for income taxes	30,673	35,233	35,725	123,612

Provision for income taxes	3,922	8,456	3,922	29,667

Net income	$26,751	$26,777	$31,803	$93,945

Basic earnings per share	$0.01	$0.01	$0.01	$0.02
Diluted earnings per share	$0.00	$0.00	$0.00	$0.01
Weighted average common shares outstanding— basic	3,527,733	3,454,400	3,505,511	3,431,400
Weighted average common shares outstanding— diluted	6,891,369	6,830,884	6,869,147	6,768,985

CORRECTIONAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the 9 Months Ended September 30,

	2000	1999

Cash flows from operating activities:
Net income	$31,803	$93,945
Adjustments to reconcile net income to net cash:
Depreciation and amortization	149,694	110,673
Changes in certain operating assets and liabilities:
Accounts receivable	(255,288)	(299,355)
Other current assets	6,614	(48,046)
Deposits and other assets	(10,724)	(16,522)
Accounts payable	(23,360)	6,995
Accrued liabilities	73,727	1,973
Deferred taxes	3,016	9,006

Net cash used in operations	(24,518)	(141,331)

Cash flows from investing activities:

Purchase of fixed assets	(84,188)	(1,169,950)

Net cash used in investing activities	(84,188)	(1,169,950)

Cash flows from financing activities:
Borrowing on notes payable	38,395	1,314,106
Payments on (notes) payable	(102,247)	(187,080)

Net cash (used in)/provided by financing activities	(63,852)	1,127,026

Decrease in cash	(172,558)	(184,255)

Cash, beginning of year	472,488	489,096

Cash, end of period	$299,930	$304,841

CORRECTIONAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000
(Unaudited)

1.   Description of Business and Risk Factors

  Description of Business

             The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and the instructions to the Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all of the adjustments, consisting primarily of recurring accruals necessary for a fair presentation have been included. For further information, refer to the audited consolidated financial statements for the fiscal year ended December  31, 1999 and footnotes thereto, included in the Company’s Annual Report on Form 10–KSB which was filed with the Securities and Exchange Commission. Operating results for the 9 months ended September 30, 2000 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2000.

             The Company was incorporated in the state of California on March 31, 1994. In October 1999, the Company reincorporated in the state of Delaware. CSI operates correctional facilities on behalf of counties under the terms of multi-year contracts with local government agencies. The population of the correctional facilities typically consists of arrestees, self-pay inmates, sentenced county work furlough inmates, sentenced federal inmates serving short-term sentences and individuals requiring detoxification. As a result of an acquisition in 1998, the Company also operates a community correction facility known as Reality House, Inc. (RHI). RHI primarily provides work furlough programs and counseling, funded by the Bureau of Prisons. The Company’s subsidiary, Sentencing Concepts, Inc. (SCI), also acquired in 1998, provides non-imprisonment alternatives to individuals who would have otherwise been subj ect to standard judicial punishment. The services include electronic home monitoring, drug, alcohol, and anger management counseling; and drug use testing. The Company has contracted with various municipal judicial systems to provide these services.

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

             The Company anticipates that it will need to undertake a private placement or a public offering of its securities at a future date, depending upon the market conditions, in order to obtain sufficient capital to implement its intended growth plan. No assurance can be given that it will be successful in raising additional investment capital in the future, or that, if it is successful, the financial resources obtained will be sufficient to successfully carry out the Company’s intended growth plan. The Company believes, using both available cash and the Company’s positive working capital position, that it has sufficient capital on both the short and long term at its current levels assuming the intended growth plan is not implemented. However, there is no assurance that the Company will not need additional capital in the future.

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

  Long-Lived Assets

             The Company accounts for long-lived assets in accordance with Statement of Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets” (“SFAS No. 121”). SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held by an entity be reviewed for possible impairment whenever events of changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company periodically re-evaluates the carrying value and estimated lives of long-lived assets based upon expected undiscounted cash flows and recognizes impairment, if any.

  Revenue Recognition

             Revenue is generally recognized as services are provided under provision of contracts entered into with governmental agencies, either at a fixed monthly rate or at a net rate per inmate.

             Under contracts entered into by SCI, the Company must provide services to all clients referred by the judicial process, regardless of the client’ s ability to pay. Further, the contracts allow SCI to charge its clients fees based on a prearranged sliding fee schedule. SCI contracts do not guarantee a specified level of revenue nor to they provide for reimbursement for losses relating to servicing clients who are unable to pay. As a result, portions of SCI’s clients receive services for a nominal or for no fees. Accordingly, the Company does not record service revenue for these clients until the client’s ability to pay has been established. Fees received in advance of services are recorded as deferred revenue.

  Earnings Per Share

             Basic and diluted net income per share for the 3 and 9 months ended September 30, 2000 and 1999 have been computed using a weighted average number of shares of common stock outstanding during the period pursuant to Statement of Financial Accounting Standards No. 128, “Earning Per Share”. For 2000 and 1999 the reconciliation between the weighted average common shares outstanding for basic earnings per share compared to diluted earnings per share includes the assumed conversion of preferred stock 3,363,636 and other dilutive common shares. Shares held in escrow until certain conditions are met are excluded from the weighted average number of shares outstanding in 2000 and 1999.

  Income Taxes

             The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes”. Under SFAS 109, deferred assets and liabilities reflect the future tax consequences of the temporary differences between the financial reporting and tax basis of assets and liabilities using current enacted tax rates.

  Stock Based Compensation

             Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock Based Compensation,” requires that the Company either recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on new fair value accounting rules on the intrinsic value method and provide proforma disclosure as if the fair value method had been applied. The Company has elected to use the intrinsic value method with proforma disclosure of fair value method.

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

3.   Recent Accounting Pronouncements

             In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133, “ Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 establishes new accounting and reporting standards for companies to report information about derivative instruments, including certain derivatives instruments embedded in other contracts ( collectively referred to as “derivatives”) and hedging activities. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, “ Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133. This statement amended the effective date of SFAS 133. SFAS 133 will now be effective for financial statements issued for all fiscal quarters of fiscal years begin ning after June 15, 2000. The Company does not expect SFAS 133 to have a material impact on the Company’s results of operations, financial position or liquidity.

             In December 1999, the Security and Exchange Commission issued Staff Accounting Bulletin No. 101 (“SAB 101”) “Revenue Recognition in Financial Statements”. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. Implementation of SAB 101 is required during the fourth quarter 2000. Adoption of this interpretation in not expected to have a significant effect on the Company’s consolidated financial statements.

             Certain reclassifications have been made to the September 30, 1999 financial statements to conform to the September 30, 2000 presentation.

4.   Acquisition of McCabe Center

             In July 1999, the Company entered into an asset purchase agreement with Austin Recovery Center, Inc. (“ARC”), under which certain assets of an operating subdivision of ARC known as the McCabe Center were acquired and certain contract rights were assumed by the Company. The consideration paid under the agreement was $1,050,000, of which $550,000 was paid in cash and $500,000 is payable under a secured promissory note with monthly payments due though 2011 (see long-term obligations below).

5.   Long-Term Obligations

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

             The Company’s long-term debt as of September 30, 2000 and December 31, 1999 consists of the following:

	2000	1999

ABN Amro, secured by real property with interest at 9.288% and monthly principal and interest payments of $12,800, maturing in July 2006	$666,472	$733,343
Austin Recovery Center, Inc., secured by real property with interest at 8% and monthly principal and interest payments of $5,412, maturing July 2011	469,600	489,466
Other notes payable, secured by equipment, with interest rates ranging from 6%to 26% and due at various dates through September 2004	88,927	66,042
Total	$1,224,999	$1,288,851

Less current portion	147,606	132,170

Total long-term debt	$1,077,393	$1,156,681

Item 2.  Management’s Discussion and Analysis of Financial Conditions or Plan of Operations

             The following financial analysis should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 1999, included in the Company’s Annual Report on Form 10K-SB and for the 6 months ended June 30, 2000, included in form 10Q-SB. Interim results are not necessarily indicative of the operating results for the entire year.

             Statements in this section regarding anticipated performance in future periods constitutes forward looking statements within the meaning of the Securities Exchange Act of 1934. These statements are subject to certain risks and uncertainties that could cause actual amounts to differ materially form those projected. We believe these forward-looking statements are reasonable: however, undue reliance should not be placed on such forward-looking statements, which are based on current expectations.

             With respect to anticipated future performance we have made certain assumptions regarding, among other things, maintenance of existing facilities and equipment, availability and desirability of new technologically advanced equipment, installation and start up times, cost estimates and continued availability of financial resources, The estimates amount of capital expenditures is subject to certain risks, including other things, the risk that unexpected capital expenditures will be required and unexpected costs and expenses will be incurred.

      General

             At present, the Company has contracts to manage 9 city jails and 1 county jail, 3 community pre-release centers and an alternative sentencing division.

             The Company’s largest customer is the Federal Bureau of Prisons. If the Company were to experience difficulty in continuing to provide services to this customer, or collecting these accounts receivable, it could have a material adverse effect on the Company’s financial conditions and results of operations, In addition, a loss of this customer could materially and adversely affect the Company’s net revenue.

  City/County Jail Operations

             With the exception of the Seal Beach facility, each of the contracts provides that the Company will be reimbursed for all of its direct operating costs and certain overhead expenses in addition to a management fee that is either fixed or a percentage of operating expenses. These contracts require the Company to operate within certain annual budget restrictions. In the event that the jail’s operating costs exceed the budget amounts , the city is no longer obligated to pay the management fee. In contrast to the other jails, the Seal Beach facility primarily houses Bureau of Prison and self-pay inmates on a per diem basis. The Seal Beach agreement provides for payment to the Company of an amount based on operating income; in the event there is no operating income, the Company is responsible for one-half of the operating expenses.

             The population of these jails are arrestees, self-pay inmates, sentenced county work furlough inmates and federal inmates serving short-term sentences.

             All the jails are in Los Angeles/Orange County California, with the exception of the Lincoln County New Mexico operation.

  Community Pre-Release Centers

             At present, the Company has 3 community pre-release centers. Reality House (“RHI”), a wholly owned subsidiary, is located in Brownsville, Texas and has the capacity to house 65 inmates. As its primary source of revenue, the facility has a current contract with the Bureau of Prisons that ran through the year 2000. This contract has been renewed for an additional 5 years.

             Mid-Valley House, a leased facility, is located in McAllen, Texas and has the capacity to house 60 inmates. As its primary source of revenue, the facility has a contract with the Bureau of Prisons that runs through the year 2003.

             McCabe Center, a Company owned facility, is located in Austin, Texas and has the capacity to house 55 inmates. In addition to the contract with the Bureau of Prisons, that runs through the year 2000, the facility also has a contract with the US Courts to house inmates during pre-trail arraignment in addition to group and individual counseling. This contract has been renewed for an additional 5 years.

             As part of the Bureau of Prisons contracts, the community pre-release centers monitor low risk offenders that are on home confinement.

  Alternative Sentencing Division

             The Company’s wholly-owned subsidiary, Sentencing Concepts, Inc., ( “SCI” ), provides alternatives to imprisonment for low risk offenders. SCI’s programs provide punishment options, i.e. home confinement via electronic monitoring, rehabilitative counseling, educational programs and substance abuse testing. SCI has contracts with various judicial agencies to provide the services. Currently SCI provides services to more than 1,000 offenders with California offices in Anaheim, Lake Forrest, Stockton, San Luis Obispo and Santa Barbara. SCI provides monitoring programs in the following California counties: San Luis Obispo, Santa Barbara, Orange County, San Joaquin and Placer County.

      Results of Operations

             CSI’s revenues are recognized as services are provided either on a fixed fee arrangement, percentage of expenses, per diem rate or fee for service .

             The Company’s largest operating expenses are salaries and related payroll taxes. Substantially all other operating expenses consist of food, subsistence items, medical services related items, insurance, equipment rental, cost associated with the sale of drug testing patches and other general operating expenses. The Company believes that as the inmate population increases at the pre-release centers and the Seal Beach facility and the clientele increases at SCI, the operating profits will improve. However, since a portion of the Company’s operations consist of effectively fixed fee contracts with cities/counties to manage jails, increases in the inmate population at these facilities, will have little or no impact on the Company’s operating margins.

             The Company’s general and administrative expenses primarily consist of officers and administrative personnel salaries as well as legal, accounting, other professional fees and travel.

  Three months ended September 30, 2000 compared to three months ended September 30, 1999.

             The following table sets forth the Company’s revenues and expenses for the three months ended September 30:

	2000	% of Revenues	1999	% of Revenues

Revenues	$2,173,377	100%	$2,010,843	100%
Salaries and Wages	837,732	39%	735,692	37%
Depreciation and Amortization	54,951	2%	42,756	2%
Other Operating Expenses	860,415	40%	844,047	42%
General Administrative Expenses	359,665	16%	344,423	17%
Operating Income	60,614	3%	53,925	3%
Interest Expense, Net	26,228	1%	18,474	—
Other Expense	3,713	—	218	—
Pre Tax Income	30,673	1%	35,233	2%
Provision for Taxes	3,922	—	8,456	—
Net Income	$26,751	1%	$26,777	1%
Basic Income Per Share	$0.01	—	$0.01	—
Diluted Income Per Share	$0.00	—	$0.00	—

             For the three months ended September 30, 2000 the increase in revenues of 8% over the same period in 1999 was primarily due to the addition of the McCabe pre-release center, the Whittier and Garden Grove city jails and SCI’s increased revenue in electronic monitoring and drug patch sales, offset by the termination of the Chino City jail contract.

             For the three months ended September 30, 2000, the increase in salaries and wages of 18% over the same period in 1999 was primarily due to the expansion mentioned above, i.e. the addition of the McCabe pre-release center and the Whittier and Garden Grove jails, in addition to SCI’s increase in salaries and wages.

             For the three months ended September 30, 2000, the increase in depreciation and amortization of 29% over the same period in 1999 was primarily due to depreciation associated with the McCabe pre-release center and certain capital leases.

             For the three months ended September 30, 2000, the increase in other operating expenses of 2% over the same period in 1999 was primarily due to the addition of the McCabe pre-release center, the Whittier and Garden Grove city jails additional expenses associated with SCI’s growth.

             For the three months ended September 30, 2000, the increase in general and administrative expenses of 4% over the same period in 1999, was primarily due to the additional staff and expenses required to keep pace with the Company’s expansion.

             For the three months ended September 30, 2000, the increase in interest expense of 5% over the same period in 1999, was due primarily to the additional financing in connection with the acquisition of the McCabe facility, in July 1999, of $483,000.

             For the three months ended September 30, 2000, the decrease in the provision for income taxes over the same period in 1999 is due to the reduction in pre-tax profits.

  Nine months ended September 30, 2000 compared to nine months ended September 30, 1999.

             The following table sets forth the Company’s revenues and expenses for the 9 months ended September 30,

	2000	% of Revenue	1999	% of Revenue

Revenues	$6,362,458	100%	$5,018,586	100%
Salaries and Wages	2,477,833	39%	1,987,840	40%
Depreciation and Amortization	149,694	2%	110,673	2%
Other Operating Expenses	2,555,720	41%	1,803,547	36%
General and Administrative Expenses	1,056,383	17%	962,928	19%
Operating Income	122,828	2%	153,598	3%
Interest Expense, Net	78,285	1%	27,858	—
Other Expenses	8,818	—	2,128	—
Pre-Tax Income	35,725	—	123,612	3%
Provision for Taxes	3,922	—	29,667	1%
Net Income	$31,803	—	$93,945	2%
Basic Income Per Share	$0.01	—	$0.02	—
Diluted Income Per Share	$0.00	—	$0.01	—

             For the nine months ended September 30, 2000 the increase in revenues of 27% over the same period in 1999 was primarily due to the addition of the McCabe pre-release center (14%of revenue), the Whittier and Garden Grove city jails (6% of revenue) offset by the termination of the Chino City jail contract (2% of revenue) and SCI’s increased revenue in electronic monitoring and drug patch sales (9% of revenue).

             For the nine months ended September 30, 2000, the increase in salaries and wages of 25% over the same period in 1999 was primarily due to the Company’s expansion mentioned above, i.e. the addition of the McCabe pre-release center and the Whittier jail, in addition to SCI’s increase in salaries and wages.

             For the nine months ended September 30, 2000, the increase in depreciation and amortization of 35% over the same period in 1999 was primarily due to depreciation associated with the McCabe pre-release center and certain capital leases.

             For the nine months ended September 30, 2000, the increase in other operating expenses of 42% over the same period in 1999 was primarily due to the addition of the McCabe pre-release center, the Whittier and Garden Grove city jails and additional expenses associated with SCI’s growth, offset by the termination of the Chino City jail contact.

             For the nine months ended September 30, 2000, the increase in general and administrative expenses of 10% over the same period in 1999, was primarily due to the additional staff and expenses required to keep pace with the Company’s expansion, in addition to a $40,000 payment to the prior owners of SCI in connection with the settlement of their earn-out agreement.

             In July 2000, SCI terminated its subcontracting electronic monitoring agreement, in Connecticut, with Electronic Monitoring, Inc. During the six months the agreement was in effect, it generated $61,089 of revenue, $65,906 of salaries and wages, $42,006 of other operating expenses and $34,156 of general and administrative expenses, for a pre-tax loss of $80,979.

             For the 9 months ended September 30, 2000, the increase in interest expense of 181% over the same period in 1999, was due primarily to the long-term financing on the RHI facility, completed in May 1999 and the note payable issued in connection with the acquisition of the McCabe facility, in July 1999.

             For the 9 months ended September 30, 2000, the decrease in the provision for income taxes over the same period in 1999 is due to the reduction in pre-tax profits.

      Liquidity and Capital Resources

             For the nine months ended September 30, 2000, cash used in operations was $(24,518) as compared to cash used in operations of $(141,331) for the same period in 1999.This was due primarily to a net decrease in accounts receivable, a net increase in accrued expenses, offset by a reduction in net income, a net increase in accounts payable, and a net decrease in deposits and other assets.

             For the nine months ended September 30, 2000, the decrease in cash of $(172,558) as compared to the $(184,255) decrease in cash during the same period in 1999, was primarily due to the financing and purchase of the McCabe prerelease facility in July of 1999.

             The Company anticipates that it will need to undertake a private placement or a public offering of its securities at a future date, depending upon the market conditions, in order to obtain sufficient capital to implement its intended growth plan. No assurance can be given that it will be successful in raising additional investment capital in the future, or that, if it is successful, the financial resources obtained will be sufficient to successfully carry out the Company’s intended growth plan. The Company believes, using both available cash and the Company’s positive working capital position, that it has sufficient capital on both the short and long term at its current levels assuming the intended growth plan is not implemented. However, there is no assurance that the Company will not need additional capital in the future.

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

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

             The Company is involved in various legal matters in the ordinary course of business. Management does not expect these matters to have a significant impact on the Company’s financial conditions or results of operations.

Item 2—Changes in Securities

             None

Item 3—Defaults in Senior Securities

             None

Item 4—Submission of Matters to a Vote of Securities Holders

             None

Item 5—Other Information

             None

Item 6—Exhibits and Reports on Form 8-K

             27  Financial Data Schedule

SIGNATURES

             In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORRECTIONAL SYSTEMS, INC. a California Corporation
Date: November 14, 2000	By:	/s/ JOHN R. FORREN

John R. Forren
	Its:	President, Chief Executive Officer and Director